Form 10-Q
period 1996-03-31
ODDS N ENDS INC
filed 1996-05-14
CIK 808598

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1996

( )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934.

For the transition period from ____________________ to ________________________.

Commission file number     0-19908
                      ----------------------------------------------------------

                               ODD'S-N-END'S, INC.
      --------------------------------------------------------------------------


                 DELAWARE                              16-1205515
      ------------------------------           -------------------------
      (State or other jurisdiction                  (I.R.S. Employer
      incorporation or organization)               Identification No.)

              5000 Winnetka Avenue North, New Hope, Minnesota 55428
      ------------------------------------------------------------------
     (Address principal executive offices)                    (Zip Code)

Registrant's telephone number, including area code (612) 533-1169
                                                   ---------------------

Indicate by check mark whether the registrant (1) has filed reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. (X) Yes ( ) No

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by the court (X) Yes ( ) No

As of May 3, 1996, 4,724,048 shares of the Company's Common Stock (par value $.07) were outstanding.

This document contains 10 pages.

                               ODD'S-N-END'S, INC.
                                    FORM 10-Q
                                      INDEX


PART I. FINANCIAL INFORMATION

     Item 1. Financial Statements

      Consolidated Balance Sheets at March 31, 1996 (Unaudited)
      and December 31, 1995                                                    3

      Consolidated Statements of Operations (Unaudited)
      for the Three Months Ended March 31, 1996 and 1995                       4

      Consolidated Statements of Cash Flows (Unaudited)
      for the Three Months Ended March 31, 1996 and 1995                       5

      Notes to Consolidated Financial Statements (Unaudited)                   6

     Item 2. Management's Discussion & Analysis of Financial
             Condition and Results of Operations                               7


PART II. OTHER INFORMATION

     Item 1. Legal Proceedings                                                 9

     Item 2. Changes in Securities                                             9

     Item 3. Defaults upon Senior Securities                                   9

     Item 4. Submission of Matters to Vote of Security Holders                 9

     Item 5. Other Information                                                 9

     Item 6. Exhibits and Reports on Form 8-K                                  9

Authorized Signature                                                          10

                               ODD'S-N-END'S, INC.
                           CONSOLIDATED BALANCE SHEETS
                      (In thousands, except per share data)

                                                      March 31,     December 31,
          ASSETS                                         1996           1995
          ------                                     -----------    ------------
                                                     (Unaudited)
Current assets:
 Cash                                                    $ 462           $ 760
 Inventories                                             3,536           3,803
 Other current assets                                      375             399
                                                       -------          ------
     Total current assets                                4,373           4,962

Property and equipment, net                              1,858           1,851

Other assets                                                17              17
                                                       -------          ------
      Total assets                                      $6,248          $6,830
                                                       -------          ------
                                                       -------          ------

LIABILITIES AND SHAREHOLDERS' EQUITY
- ------------------------------------

Current liabilities:
 Demand note payable - shareholder                      $3,139          $2,228
 Current maturities of long-term debt                      387             387
 Accounts payable                                          276             778
 Accrued expenses                                        1,033             941
                                                       -------          ------
     Total current liabilities                           4,835           4,334

Long-term debt, net                                      1,306           1,663
                                                       -------          ------
      Total liabilities                                  6,141           5,997
                                                       -------          ------
Shareholders' equity:
 Common stock, $.07 par value, 20,000 shares
 authorized, 4,724 issued and outstanding                  331             331
 Additional paid-in capital                              1,607           1,607
 Accumulated deficit                                    (1,831)         (1,105)
                                                       -------          ------
     Total shareholders' equity                            107             833
                                                       -------          ------
      Total liabilities and shareholders' equity        $6,248          $6,830
                                                       -------          ------
                                                       -------          ------

     See accompanying notes to unaudited consolidated financial statements.

                               ODD'S-N-END'S, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                      (In thousands, except per share data)

                                                           Three Months Ended
                                                     ---------------------------
                                                      March 31,        March 31,
                                                         1996            1995
                                                     ---------         ---------
Sales                                                   $4,669          $4,011

Cost of goods sold                                       3,166           2,407
                                                       -------          ------
 Gross margin                                            1,503           1,604

Operating expenses                                       2,103           1,876
                                                       -------          ------
 Loss from operations                                     (600)           (272)

Interest expense                                           126              63
                                                       -------          ------
 Loss before income taxes                                 (726)           (335)

Income tax provision                                        --              --
                                                       -------          ------
 Net loss                                               $ (726)         $ (335)
                                                       -------          ------
                                                       -------          ------
Net loss per share                                      $ (.15)         $ (.07)
                                                       -------          ------
                                                       -------          ------
Weighted average common shares outstanding               4,724           4,724
                                                       -------          ------
                                                       -------          ------


     See accompanying notes to unaudited consolidated financial statements.

                               ODD'S-N-END'S, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (In thousands)

                                                           Three Months Ended
                                                        ------------------------
                                                        March 31,      March 31,
                                                          1996            1995
                                                        --------       ---------
Cash flows from operating activities:
 Net loss                                               $ (726)         $ (335)
 Adjustments to reconcile net loss to
 net cash used by operating activities:
     Depreciation and amortization                          51              17
     Provision for inventory shrink                         93              80
     Changes in operating assets and liabilities:
      Inventories                                          174            (720)
      Other current assets                                  24              30
      Other assets                                          --              32
      Accounts payable                                    (502)            139
      Accrued expenses                                      92            (319)
                                                       -------          ------
     Net cash used for operating activities               (794)         (1,076)
                                                       -------          ------

Cash flows from investing activities:
 Acquisition of property and equipment, net                (58)             (8)
                                                       -------          ------
 Net cash used for investing activities                    (58)             (8)
                                                       -------          ------

Cash flows from financing activities:
 Proceeds from demand note payable, net                    911              --
 Repayment of long-term debt                              (357)            (34)
 Repayments on capital lease obligations                    --             (33)
                                                       -------          ------
     Net cash provided by (used for)
      financing activities                                 554             (67)
                                                       -------          ------

Decrease in cash and cash equivalents                     (298)         (1,151)

Cash and cash equivalents - beginning of period            760           1,770
                                                       -------          ------

Cash - end of period                                     $ 462           $ 619
                                                       -------          ------
                                                       -------          ------

     See accompanying notes to unaudited consolidated financial statements.

                               ODD'S-N-END'S, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                 (In thousands)


NOTE 1. - BASIS OF PRESENTATION

     The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These financial statements should be read in conjunction with the financial statements and related notes included in the Company's 1995 Form 10-K. In the opinion of management, all adjustments (consisting of normal recurring items) considered necessary for a fair presentation have been included. Operating results for any interim period are not necessarily indicative of the results that may be expected for the full year.


NOTE 2. - RELATED PARTY TRANSACTIONS

     During the three months ended March 31, 1996 and 1995, the Company purchased merchandise of $2,843 and $2,940, respectively, from Universal International, Inc. ("Universal") pursuant to a supply agreement between the parties. Universal owns 40.5% of the outstanding common stock of the Company. The supply agreement allows for, among other things, Universal to achieve a gross profit margin of approximately 15.25% on the merchandise sold to the Company.

     The Company entered into a discretionary revolving note agreement with Universal in February 1995. The agreement, as amended, allows for borrowings up to $3,500 with interest payable at prime plus 2.5%. Outstanding borrowings under this agreement were $3,139 at March 31, 1996 and $2,228 at December 31, 1995. Borrowings are subordinated to the bank notes and collateralized by a second security interest in substantially all assets of the Company. Total interest charged by Universal pursuant to the note agreement was $76 and $0 during the three months ended March 31, 1996 and 1995, respectively.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

     The following table sets forth, for the periods indicated, certain items from the Company's operating statement data expressed as a percentage of sales.

                                                           Three Months Ended
                                                                March 31,
                                                        ----------------------
                                                          1996            1995
                                                         -----            -----
Sales..................................................  100.0%          100.0%

Cost of goods sold.....................................   67.8            60.0
                                                         -----            ----

     Gross margin......................................   32.2            40.0

Operating expenses.....................................   45.0            46.8
                                                         -----            ----

Loss from operations...................................  (12.8)           (6.8)

Interest expense.......................................    2.7             1.6
                                                         -----            ----

Net loss...............................................  (15.5%)          (8.4%)
                                                         -----            ----
                                                         -----            ----

     Sales for the three months ended March 31, 1996 were $4,669,000, a 16.4% increase from sales of $4,011,000 for the same period in the prior year. This increase was due to increased comparable store sales of 19.4%, offset slightly by the closing of one store in early 1996.

     Gross margin for the three months ended March 31, 1996 was $1,503,000, a 6.3% decrease from the gross margin of $1,604,000 for the prior period. Gross margin, as a percent of sales, decreased to 32.2% for the quarter ended March 31, 1996, compared to 40.0% for the same quarter of the prior fiscal year. The decrease in gross margins as a percent of sales is primarily due to greater markdowns of seasonal merchandise during 1996.

     Operating expenses for the three months ended March 31, 1996 increased 12.1% to $2,103,000 compared to $1,876,000 for the same period in the prior year. Operating expenses, as a percent of sales, decreased to 45.0% for the first quarter of 1996, compared to 46.8% for the first quarter of the prior year.

     The Company's interest expense for the three months ended March 31, 1996 was $126,000, a 100% increase from interest expense of $63,000 in the prior year's first quarter. This increase reflects the significant increase in borrowings from Universal to fund the Company's store remodeling, increased inventory levels and continuing operating losses.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS   (Continued)

     There was no income tax benefit from the losses for the three months ended March 31, 1996 and 1995, since there is no remaining net operating loss carryback available, and the net benefit attributed to the net operating losses being carried forward has been fully offset by a valuation allowance.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's principal lending arrangement is with Universal. The Company entered into a discretionary revolving note agreement with Universal in February 1995. The agreement, as amended, allows for borrowings up to $3.5 million with interest payable at prime plus 2.5%. Outstanding borrowings under this agreement were $3,139,000 at March 31, 1996 and $2,228,000 at December 31, 1995.
Borrowings are subordinated to the bank notes and collateralized by a second security interest in substantially all assets of the Company. Total interest charged by Universal pursuant to the note agreement was $76,000 and $0 during the three months ended March 31, 1996 and 1995, respectively. This agreement may be terminated by either party at any time. The Company believes that this agreement will fund its merchandise purchases for the foreseeable future.

     The Company used $794,000 for operating activities during the three months ended March 31, 1996, primarily as a result of a $726,000 net loss. The use of cash for operating activities, the $58,000 used for purchasing property and equipment and the repayment of $357,000 of long-term debt were funded principally by a $911,000 increase in the note payable to Universal.

PART II. OTHER INFORMATION


Item 1.   LEGAL PROCEEDINGS

          None.

Item 2.   CHANGES IN SECURITIES

          None.

Item 3.   DEFAULTS UPON SENIOR SECURITIES

          None.

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          None.

Item 5.   OTHER INFORMATION

          None.

Item 6.   EXHIBITS AND REPORTS ON FORM 8-K

          None.

                              AUTHORIZED SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.


Dated: May 13, 1996
                                                   ODD'S-N-END'S, INC.

                                                   By: /S/
                                                   -----------------------------
                                                   James A. Patineau
                                                   Secretary and Chief Financial
                                                   Officer