Form 10-Q
period 1996-06-30
ODDS N ENDS INC
filed 1996-08-13
CIK 808598

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

( X )     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1996

(   )     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934.

For the transition period from                      to                         .
                               --------------------    ------------------------

Commission file number               0-19908
                       -----------------------------------

                               ODD'S-N-END'S, INC.
             -------------------------------------------------------

          DELAWARE                                        16-1205515
- ------------------------------                 --------------------------------
 (State or other jurisdiction                          (I.R.S. Employer
 incorporation or organization)                        Identification No.)

              5000 Winnetka Avenue North, New Hope, Minnesota 55428
    ------------------------------------------------------------------------
     (Address of principal executive offices)                    (Zip Code)

Registrant's telephone number, including area code      (612) 533-1169
                                                   ---------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.   ( X )   Yes  (    )   No

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by the court   ( X )   Yes   (    )   No

As of August 1, 1996, 4,724,048 shares of the registrant's Common Stock (par value $.07) were outstanding.

This document contains 11 pages.

                               ODD'S-N-END'S, INC.
                                    FORM 10-Q
                                      INDEX


PART I.   FINANCIAL INFORMATION

     Item 1.   Financial Statements

       Consolidated Balance Sheets at June 30, 1996
         and December 31, 1995                                     3

       Consolidated Statements of Operations for the
         Three and Six Months Ended June 30, 1996 and 1995         4

       Consolidated Statements of Cash Flows
         for the Six Months Ended June 30, 1996 and 1995           5

       Notes to Consolidated Financial Statements                  6

     Item 2.   Management's Discussion & Analysis of Financial
               Condition and Results of Operations                 7


PART II.   OTHER INFORMATION

     Item 1.  Legal Proceedings                                    9

     Item 2.  Changes in Securities                                9

     Item 3.  Defaults upon Senior Securities                      9

     Item 4.  Submission of Matters to a Vote of Security Holders  9

     Item 5.  Other Information                                    9

     Item 6.  Exhibits and Reports on Form 8-K                     9

Authorized Signature                                               11

                               ODD'S-N-END'S, INC.
                           CONSOLIDATED BALANCE SHEETS
                      (In thousands, except per share data)

                                                      June 30,      December 31,
                                                        1996            1995
                                                     -----------    ------------
                                                     (Unaudited)
     ASSETS

Current assets:
    Cash                                                $  379         $  760
    Inventories                                          3,815          3,803
    Other current assets                                   286            399
                                                        ------         ------
      Total current assets                               4,480          4,962

Property and equipment, net                              1,862          1,851

Other assets                                                15             17
                                                        ------         ------
         Total assets                                   $6,357         $6,830
                                                        ------         ------
                                                        ------         ------

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIENCY)

Current liabilities:
    Demand note payable - shareholder                   $3,845         $2,228
    Current maturities of long-term debt                   387            387
    Accounts payable                                       265            778
    Accrued expenses                                     1,135            941
                                                        ------         ------
      Total current liabilities                          5,632          4,334

Long-term debt, net                                      1,296          1,663
                                                        ------         ------

         Total liabilities                               6,928          5,997
                                                        ------         ------

Shareholders' equity (deficiency):
    Common stock, $.07 par value, 20,000 shares
      authorized, 4,724 issued and outstanding             331            331
    Additional paid-in capital                           1,607          1,607
    Accumulated deficit                                 (2,509)        (1,105)
                                                        ------         ------
      Total shareholders' equity (deficiency)             (571)           833
                                                        ------         ------

         Total liabilities and shareholders'
           equity (deficiency)                          $6,357         $6,830
                                                        ------         ------
                                                        ------         ------


     See accompanying notes to unaudited consolidated financial statements.

                               ODD'S-N-END'S, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                      (In thousands, except per share data)

                               Three Months Ended     Six Months Ended
                               ------------------    ------------------
                               June 30,   June 30,   June 30,   June 30,
                                 1996       1995       1996       1995
                               -------    -------    -------    -------
Sales                           $4,857     $5,346    $ 9,526     $9,357

Cost of goods sold                3,185     3,414      6,351      5,821
                                -------    ------     ------     ------

   Gross margin                   1,672     1,932      3,175      3,536

Operating expenses                2,212     2,067      4,315      3,943
                                -------    ------     ------     ------

   Loss from operations            (540)     (135)    (1,140)      (407)

Interest expense                    138        61        264        124
                                -------    ------     ------     ------

   Net loss                     $  (678)   $ (196)   $(1,404)    $ (531)
                                -------    ------     ------     ------
                                -------    ------     ------     ------

Net loss per share              $  (.14)   $ (.04)   $  (.30)    $ (.11)
                                -------    ------     ------     ------
                                -------    ------     ------     ------

Weighted average common
  shares outstanding              4,724     4,724      4,724      4,724
                                -------    ------     ------     ------
                                -------    ------     ------     ------



    See accompanying notes to unaudited consolidated financial statements.

                               ODD'S-N-END'S, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (In thousands)


                                                        Six Months Ended
                                                      ---------------------
                                                      June 30,     June 30,
                                                        1996         1995
                                                      --------     --------
Cash flows from operating activities:
   Net loss                                           $(1,404)     $  (531)
   Adjustments to reconcile net loss to
    net cash used by operating activities:
      Depreciation and amortization                       106           38
      Provision for inventory shrink                      209          187
      Changes in operating assets and liabilities:
        Inventories                                      (221)        (866)
        Other assets                                      115          254
        Accounts payable                                 (513)         271
        Accrued expenses                                  194         (400)
                                                      --------     --------
      Net cash used for operating activities           (1,514)      (1,047)
                                                      --------     --------

Cash flows from investing activities:
   Acquisition of property and equipment, net            (117)        (137)
                                                      --------     --------
      Net cash used for investing activities             (117)        (137)
                                                      --------     --------

Cash flows from financing activities:
   Proceeds from demand note payable, net               1,617          -
   Repayment of long-term debt                           (367)         (56)
   Repayments on capital lease obligations                -            (39)
                                                      --------     --------
      Net cash provided by (used for)
       financing activities                             1,250          (95)
                                                      --------     --------

Decrease in cash and cash equivalents                    (381)      (1,279)

Cash and cash equivalents - beginning of period           760        1,770
                                                      --------     --------

Cash - end of period                                  $   379      $   491
                                                      --------     --------
                                                      --------     --------


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


NOTE 2. - RELATED PARTY TRANSACTIONS

     During the six months ended June 30, 1996 and 1995, the Company purchased merchandise of $6,236 and $6,231, respectively, from Universal International, Inc. ("Universal") pursuant to a supply agreement between the parties.
Universal owns 40.5% of the outstanding common stock of the Company. The supply agreement allows for, among other things, Universal to achieve a gross profit margin of approximately 15.25% on the merchandise sold to the Company.

     The Company entered into a discretionary revolving note agreement with Universal in February 1995. The agreement, as amended, allows for borrowings up to $5 million with interest payable at prime plus 2.5%. Outstanding borrowings under this agreement were $3,845 at June 30, 1996 and $2,228 at December 31, 1995. Borrowings are subordinated to the bank notes and collateralized by a second security interest in substantially all assets of the Company. Total interest charged by Universal pursuant to the note agreement was $165 and $0 during the six months ended June 30, 1996 and 1995, respectively.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

     The following table sets forth, for the periods indicated, certain items from the Company's operating statement data expressed as a percentage of sales.


                               Three Months Ended     Six Months Ended
                                     June 30,              June 30,
                               ------------------    ------------------
                                 1996       1995       1996       1995
                               -------    -------    -------    -------
Sales........................   100.0%     100.0%     100.0%     100.0%

Cost of goods sold...........    65.6       63.9       66.7       62.2
                                -----      -----      -----      -----

       Gross margin..........    34.4       36.1       33.3       37.8

Operating expenses...........    45.5       38.6       45.3       42.2
                                -----      -----      -----      -----

Loss from operations.........   (11.1)      (2.5)     (12.0)      (4.4)

Interest expense.............     2.9        1.2        2.7        1.3
                                -----      -----      -----      -----

Net loss.....................   (14.0%)     (3.7%)    (14.7%)     (5.7%)
                                -----      -----      -----      -----
                                -----      -----      -----      -----

     Sales for the three months and six months ended June 30, 1996 were $4,857,000 and $9,526,000, respectively, a 9.1% decrease and a 1.8% increase from sales for the same periods in the prior year. The decrease in sales for the three months ended June 30, 1996 was due to heavy promotional sales last year resulting from the grand reopening promotion in May 1995. The increase in sales for the six months ended June 30, 1996 resulted from strong comparable store sales in the first quarter of 1996, offset by the decline in second quarter sales.

     Gross margin for the six months ended June 30, 1996 was $3,175,000, a 10.2% decrease from the gross margin of $3,536,000 for the prior period. Gross margin, as a percent of sales, decreased to 33.3% for the six months ended June 30, 1996, compared to 37.8% for the same period of the prior year. The decrease in gross margins as a percent of sales is primarily due to higher than planned markdowns of seasonal merchandise during the first quarter of 1996 and reduced margins resulting from changes in product mix. The Company expects margins to improve during the second half of 1996.

     Operating expenses for the six months ended June 30, 1996 increased 9.4% to $4,315,000 compared to $3,943,000 for the same period in the prior year. Operating expenses, as a percent of sales, increased to 45.3% for the first six months of 1996, compared to 42.2% for the same period of the prior year. The increase in operating expenses was due primarily to costs incurred in remodeling stores and upgrading point-of-sale cash register systems.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

     The Company's interest expense for the six months ended June 30, 1996 was $264,000, a 112.9% increase from interest expense of $124,000 in the first six months of the prior year. This increase reflects the significant increase in borrowings from Universal to fund the Company's store remodeling, increased inventory levels and operating losses.

     There was no income tax benefit from the losses for the six months ended June 30, 1996 and 1995, since there is no net operating loss carryback available, and the net benefit attributed to the net operating losses being carried forward has been fully offset by a valuation allowance.

LIQUIDITY AND CAPITAL RESOURCES

     The Company has a significant lending arrangement with Universal. The Company entered into a discretionary revolving note agreement with Universal in February 1995. The agreement, as amended, allows for borrowings up to $5 million with interest payable at prime plus 2.5%. Outstanding borrowings under this agreement were $3,845,000 at June 30, 1996 and $2,228,000 at December 31, 1995. Borrowings are subordinated to the bank notes and collateralized by a second security interest in substantially all assets of the Company. This agreement may be terminated by either party at any time. The Company believes that this agreement will fund its merchandise purchases for the foreseeable future.

     The Company used $1.5 million for operating activities during the six months ended June 30, 1996, primarily as a result of a $1.4 million net loss. The use of cash for operating activities, the $117,000 used for purchasing property and equipment and the repayment of $367,000 of long-term debt were funded principally by a $1.6 million increase in the demand note payable to Universal.

PART II.   OTHER INFORMATION


Item 1.    LEGAL PROCEEDINGS

           None.

Item 2.    CHANGES IN SECURITIES

           None.

Item 3.    DEFAULTS UPON SENIOR SECURITIES

           None.

Item 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

           The Company held its annual meeting on June 26, 1996 in Minneapolis, Minnesota. The Company solicited proxies and filed definitive proxy statements with the Commission pursuant to Regulation 14A. The matters voted upon at that meeting and the votes cast were as follows:


           Proposal                                           Vote
           --------                                           ----
                                                     For      Against    Abstain
                                                     ---      -------    -------
     (1)   The election of the following people
           to the Board of Directors:


           Mark H. Ravich                          2,610,725   7,387        0
           Robert R. Langer                        2,610,725   7,387        0
           Steve Katkin                            2,610,725   7,387        0

     (2)   Ratification of the appointment
           of Coopers & Lybrand L.L.P.
           as the Company's independent
           auditors for fiscal year
           ending December 31, 1996                2,613,299   1,181      3,632

Item 5.   OTHER INFORMATION

          None.

Item 6.   EXHIBITS AND REPORTS ON FORM 8-K

          Exhibit 10.14.2 Alonge dated July 30, 1996 to Revolving Note with Universal International.

          No Form 8-K's were filed during the quarter ended June 30, 1996.

                            AUTHORIZED SIGNATURES


            Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.


Dated: August 14, 1996

                                       ODD'S-N-END'S, INC.


                                       By: /s/
                                          -----------------------------
                                          James A. Patineau
                                          Secretary and Chief Financial
                                          Officer