Form 10-Q
period 1996-09-30
ODDS N ENDS INC
filed 1996-11-14
CIK 808598

                                    UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C. 20549

                                      FORM 10-Q

( X )    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1996

(   )    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934.

For the transition period from                      to                         .
                               --------------------    ------------------------
Commission file number           0-19908
                      ---------------------------------------------------------

                                 ODD'S-N-END'S, INC.
    ---------------------------------------------------------------------------

              DELAWARE                                16-1205515
    ------------------------------               ------------------------------
    (State or other jurisdiction                   (I.R.S. Employer
    incorporation or organization)                 Identification No.)

                5000 Winnetka Avenue North, New Hope, Minnesota 55428
    ---------------------------------------------------------------------------
    (Address of principal executive offices)               (Zip Code)

Registrant's telephone number, including area code    (612) 533-1169
                                                   -----------------------------

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

As of November 5, 1996, 4,724,048 shares of the registrant's Common Stock (par value $.07) were outstanding.

This document contains 10 pages.

                                 ODD'S-N-END'S, INC.
                                      FORM 10-Q
                                        INDEX


PART I.   FINANCIAL INFORMATION

    Item 1.  Financial Statements

      Consolidated Balance Sheets at September 30, 1996
       and December 31, 1995                                               3

      Consolidated Statements of Operations for the
       Three and Nine Months Ended September 30, 1996 and 1995             4

      Consolidated Statements of Cash Flows
       for the Nine Months Ended September 30, 1996 and 1995               5

      Notes to Consolidated Financial Statements                           6

    Item 2.   Management's Discussion & Analysis of Financial
            Condition and Results of Operations                            7


PART II.   OTHER INFORMATION

    Item 1.  Legal Proceedings                                             9

    Item 2.  Changes in Securities                                         9

    Item 3.  Defaults upon Senior Securities                               9

    Item 4.  Submission of Matters to a Vote of Security Holders           9

    Item 5.  Other Information                                             9

    Item 6.  Exhibits and Reports on Form 8-K                              9

Authorized Signature                                                      10

                                 ODD'S-N-END'S, INC.
                             CONSOLIDATED BALANCE SHEETS
                        (In thousands, except per share data)

                                               September 30,      December 31,
    ASSETS                                         1996               1995
    ------                                     -------------      ------------
                                                (Unaudited)
Current assets:
    Cash                                           $  279         $   760
    Inventories                                     3,863           3,803
    Other current assets                              203             399
                                                   ------         -------
    Total current assets                            4,345           4,962

Property and equipment, net                         2,073           1,851

Other assets                                           15              17
                                                   ------         -------

       Total assets                                $6,433          $6,830
                                                   ------         -------
                                                   ------         -------

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIENCY)

Current liabilities:
    Demand note payable - shareholder              $4,229          $2,228
    Current maturities of long-term debt              387             387
    Accounts payable                                  433             778
    Accrued expenses                                1,123             941
                                                   ------         -------
    Total current liabilities                       6,172           4,334

Long-term debt, net                                 1,286           1,663
                                                   ------         -------

       Total liabilities                            7,458           5,997
                                                   ------         -------

Shareholders' equity (deficiency):
    Common stock, $.07 par value, 20,000 shares
         authorized, 4,724 issued and outstanding     331             331
    Additional paid-in capital                      1,607           1,607
    Accumulated deficit                            (2,963)         (1,105)
                                                   ------         -------
    Total shareholders' equity (deficiency)        (1,025)            833
                                                   ------         -------

         Total liabilities and shareholders'
              equity (deficiency)                  $6,433          $6,830
                                                   ------         -------
                                                   ------         -------

        See accompanying notes to unaudited consolidated financial statements.

                                 ODD'S-N-END'S, INC.
                        CONSOLIDATED STATEMENTS OF OPERATIONS
                                     (Unaudited)
                        (In thousands, except per share data)


                                       Three Months Ended          Nine  Months Ended
                                          September 30,               September 30,
                                       ------------------          ------------------
                                      1996          1995           1996           1995
                                     ------        ------         ------         ------
Sales                               $4,876         $5,158        $14,402        $14,515

Cost of goods sold                   3,176          3,478          9,527          9,299
                                     -----          -----          -----          -----

        Gross margin                 1,700          1,680          4,875          5,216

Operating expenses                   2,002          2,191          6,317          6,134
                                     -----          -----          -----          -----

        Loss from operations          (302)          (511)        (1,442)          (918)

Interest expense                       152             95            416            219
                                     -----          -----          -----          -----

        Net loss                    $ (454)        $ (606)       $(1,858)       $(1,137)
                                     -----          -----         ------         ------
                                     -----          -----         ------         ------

Net loss per share                  $ (.10)        $ (.13)       $  (.39)        $ (.24)
                                     -----          -----         ------          -----
                                     -----          -----         ------          -----

Weighted average common
    shares outstanding               4,724           4,724         4,724          4,724
                                     -----          -----          -----          -----
                                     -----          -----          -----          -----


        See accompanying notes to unaudited consolidated financial statements.

                                 ODD'S-N-END'S, INC.
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     (Unaudited)
                                    (In thousands)

                                                           Nine Months Ended
                                                             September 30,
                                                          ------------------
                                                           1996        1995
                                                           ----        ----
Cash flows from operating activities:
   Net loss                                             $(1,858)    $(1,137)
   Adjustments to reconcile net loss to
       net cash used by operating activities:
     Depreciation and amortization                          162          65
     Provision for inventory shrink                         328         412
    Changes in operating assets and liabilities:
     Inventories                                           (388)     (1,417)
     Other assets                                           198         234
     Accounts payable                                      (345)       (235)
     Accrued expenses                                       182        (271)
                                                         ------      ------
    Net cash used for operating activities               (1,721)     (2,349)
                                                         ------      ------

Cash flows from investing activities:
     Acquisition of property and equipment, net            (384)       (456)
                                                         ------      ------
      Net cash used for investing activities               (384)       (456)
                                                         ------      ------

Cash flows from financing activities:
     Increase in demand note payable - shareholder        2,001       1,686
     Repayment of long-term debt                           (377)        (77)
     Repayments on capital lease obligations                  -         (42)
                                                         ------      ------
      Net cash provided by financing activities           1,624       1,567
                                                         ------      ------

Decrease in cash and cash equivalents                      (481)     (1,238)

Cash and cash equivalents - beginning of period             760       1,770
                                                         ------      ------

Cash - end of period                                    $   279       $ 532
                                                         ------      ------
                                                         ------      ------


        See accompanying notes to unaudited consolidated financial statements.

                                 ODD'S-N-END'S, INC.
                 NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                    (In thousands)


NOTE 1. - BASIS OF PRESENTATION

    The financial statements included in this Form 10-Q have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed, or omitted, pursuant to such rules and regulations. These financial statements should be read in conjunction with the financial statements and related notes included in the Company's 1995 Form 10-K.

    The financial statements presented herein as of September 30, 1996 and for the three and nine months then ended reflect, in the opinion of management, all adjustments necessary, consisting of normal recurring items, for a fair presentation of financial position and the results of operations for the periods presented. The results of operations for any interim period are not necessarily indicative of results for the full year.

NOTE 2. - RELATED PARTY TRANSACTIONS

    During the nine months ended September 30, 1996 and 1995, the Company purchased merchandise of $9,315 and $9,983, respectively, from Universal International, Inc. ("Universal") pursuant to a supply agreement between the parties. Universal owns 40.5% of the outstanding common stock of the Company. The supply agreement allows for, among other things, Universal to achieve a gross profit margin of approximately 15.25% on the merchandise sold to the Company.

    The Company entered into a discretionary revolving note agreement with Universal in February 1995. The agreement, as amended, allows for borrowings up to $5 million with interest payable at prime plus 2.5%. Outstanding borrowings under this agreement were $4,229 at September 30, 1996 and $2,228 at December 31, 1995. Borrowings are subordinated to the bank notes and collateralized by a second security interest in substantially all assets of the Company. Total interest charged by Universal pursuant to the note agreement was $268 and $35 during the nine months ended September 30, 1996 and 1995, respectively.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

    The following table sets forth, for the periods indicated, certain items from the Company's operating statement data expressed as a percentage of sales.


                                        Three Months Ended                  Nine Months Ended
                                           September 30,                       September 30,
                                        ------------------                 ------------------
                                        1996           1995                1996           1995
                                        ----           ----                ----           ----
Sales...............................   100.0%         100.0%              100.0%         100.0%

Cost of goods sold..................     65.1          67.4                66.2           64.1
                                        -----         -----               -----          -----

     Gross margin...................     34.9          32.6                33.8           35.9

Operating expenses..................     41.1          42.5                43.8           42.2
                                        -----         -----               -----          -----

Loss from operations................     (6.2)         (9.9)              (10.0)          (6.3)

Interest expense....................      3.1           1.8                 2.9            1.5
                                        -----         -----               -----          -----

Net loss............................     (9.3%)       (11.7%)             (12.9%)         (7.8%)
                                        -----         -----               -----          -----
                                        -----         -----               -----          -----

    Sales for the three months and nine months ended September 30, 1996 were $4,876,000 and $14,402,000, respectively, a 5.5% decrease and a 0.8% decrease from sales of $5,158,000 and $14,515,000 for the same periods in the prior year. The decrease in sales for the three months ended September 30, 1996 was due to the closing of one store in early 1996 in addition to a slight decline in comparable store sales. Management expects net sales for 1996 to approximate 1995 net sales of $23.5 million.

    Gross margin for the three months and nine months ended September 30, 1996 was $1,700,000 and $4,875,000, respectively, a 1.2% increase and a 6.5% decrease from the gross margin of $1,680,000 and $5,216,000 for the same periods in the prior year. Although gross margin, as a percent of sales, for the first six months of 1996 was lower than 1995, margins improved during the third quarter due to changes in merchandise mix. The Company expects margins to improve during the fourth quarter of 1996 as compared to the same period in 1995.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

    Operating expenses for the three months and nine months ended September 30, 1996 were $2,002,000 and $6,317,000, respectively, compared to $2,191,000 and
$6,134,000 for the same periods in the prior year. Operating expenses, as a percent of sales, decreased for the third quarter of 1996 from 42.5% to 41.1% due to the elimination of certain corporate overhead costs associated with the Buffalo, New York corporate office and warehouse, which was sold during the third quarter of 1996 for a nominal gain. For the nine months ended September 30, 1996, operating expenses increased from 42.2% of sales to 43.8% of sales primarily due to increased depreciation costs from remodeling stores and upgrading point-of-sale cash register systems.

    Interest expense for the three and nine months ended September 30, 1996 was $152,000, and $416,000, respectively, compared to $95,000 and $219,000 for the same periods of the prior year. This increase reflects the significant increase in borrowings from Universal to fund the Company's store remodeling and operating losses for the three and nine month periods.

    There was no income tax benefit from the losses for the nine months ended September 30, 1996 and 1995, since there is no net operating loss carryback available, and the net benefit attributed to the net operating losses being carried forward has been fully offset by a valuation allowance.

LIQUIDITY AND CAPITAL RESOURCES

    The Company has a significant lending arrangement with Universal. The Company entered into a discretionary revolving note agreement with Universal in February 1995. The agreement, as amended, allows for borrowings up to $5 million with interest payable at prime plus 2.5%. Outstanding borrowings under this agreement were $4,229,000 at September 30, 1996 and $2,228,000 at December 31, 1995. Borrowings are subordinated to the bank notes and collateralized by a second security interest in substantially all assets of the Company. This agreement may be terminated by either party at any time. The Company believes that this agreement will fund its merchandise purchases for the foreseeable future.

    The Company used $1.7 million for operating activities during the nine months ended September 30, 1996, primarily as a result of a $1.9 million net loss. The use of cash for operating activities, the $384,000 used for purchasing equipment and improvements and the repayment of $377,000 of long-term debt were funded principally by a $2.0 million increase in the demand note payable to Universal.

PART II.   OTHER INFORMATION


Item 1.  LEGAL PROCEEDINGS

         None.

Item 2.  CHANGES IN SECURITIES

         None.

Item 3.  DEFAULTS UPON SENIOR SECURITIES

         None.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

Item 5.  OTHER INFORMATION

         None.

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

         Exhibits - None.

         No Form 8-K's were filed during the quarter ended September 30, 1996.

                                AUTHORIZED SIGNATURES


    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.


Dated: November 8, 1996
                                       ODD'S-N-END'S, INC.


                                       By:
                                          ------------------------------
                                           James A. Patineau
                                           Secretary and Chief Financial
                                           Officer