Form 10-K
period 1996-12-31
ODDS N ENDS INC
filed 1997-04-30
CIK 808598

                                    UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C. 20549

                                      FORM 10-K
--
 X  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
--  SECURITIES EXCHANGE ACT OF 1934

    For the fiscal year ended December 31, 1996

--  TRANSITION REPORT  PURSUANT TO SECTION 13 OR 15(d) OF
--  THE SECURITIES EXCHANGE ACT OF 1934

    For the transition period from                   to
                                   -----------------    ------------------

Commission file number       0-19908
                      -----------------------------------------------------

                                ODD'S-N-END'S, INC.
    ----------------------------------------------------------------------
         (Exact name of registrant as specified in its charter)

            DELAWARE                                           16-1205515
    -----------------------------------          -------------------------
    (State or other jurisdiction of                   (I.R.S. Employer
    incorporation or organization)                    Identification No.)

           5000 WINNETKA AVENUE NORTH, NEW HOPE, MINNESOTA   55428
---------------------------------------------------------------------------
    (Address of principal executive offices)          (Zip Code)

Registrant's telephone number, including area code:    (612) 533-1169
                                                    ----------------------

Securities registered pursuant to Section 12(b) of the Act:     None

    Securities registered pursuant to section 12(g) of the Act:

                          COMMON STOCK, $0.07 PAR VALUE PER SHARE
----------------------------------------------------------------------------

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subjected to
such filing requirements for the past 90 days.     ( X ) Yes    (   ) No

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.   ( X  )

    Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to distribution of securities under a plan
confirmed by the Court. ( X  ) Yes     (   ) No

    As of March 21, 1997, 4,724,048 shares of Common Stock were outstanding of which 2,810,809 shares were held by non-affiliates and the aggregate market value of the shares (based upon the $.04 average bid and ask price on that date on the NASDAQ Bulletin Board) held by non-affiliates was approximately $112,000.


                         DOCUMENTS INCORPORATED BY REFERENCE

    1. The Registrant's Report on Form 8-K dated February 1, 1996 (Commission File No. 0-19908) is incorporated by reference in Part II, Item 9 of this Form 10-K.

    2. Portions of the Registrant's definitive proxy statement to be filed pursuant to Regulation 14A are incorporated by reference in Part III, Items 10 through 13 of this Form 10-K.

                                        PART I

ITEM 1.  BUSINESS

GENERAL

    Since its inception in 1983, Odd's-N-End's, Inc. (the "Company") has been engaged in operating a chain of retail stores that sell a wide assortment of "close-out" and "discount" consumer goods. "Close-out" merchandise consists of new, often brand name products, which typically are excess inventory, discontinued merchandise or merchandise in discontinued packaging. "Discount" merchandise generally consists of items bought at regular wholesale prices which are offered to consumers for less than the prices generally charged at other full price retail stores. During 1996 the Company owned and operated 22 retail stores located in New York state.

    On May 13, 1994, the Company filed a petition for voluntary reorganization with the United States Bankruptcy Court for the western district of New York under Chapter 11 of the United States Bankruptcy Code. The Company's Plan of Reorganization (the "Plan") was confirmed by the Bankruptcy Court on December 28, 1994. In connection with the Plan, Universal International, Inc. ("Universal"), a significant supplier of merchandise to the Company, acquired 40.5% of the Company's common stock through a cash investment of $953,000.

    The Company was incorporated in New York in August 1983, and was reincorporated in Delaware in August 1986. The Company's principal executive offices are located at 5000 Winnetka Avenue North, New Hope, Minnesota 55428, and its telephone number is (612) 533-1169.

    On March 3, 1997, Universal's lender under its revolving credit agreement declared Universal in default of several provisions of its loan agreement. The loan agreement is continuing subject to monthly renewals; however, the lender has indicated its intent to further reduce the credit line. Universal is currently negotiating with a number of potential lenders in an effort to obtain new financing to replace this revolving credit agreement. Universal believes a final agreement will be reached in the near future.

    As Universal provides funding for the Company under a demand, discretionary revolving note agreement (see Note 7), the Company's viability as a going concern is dependent upon Universal obtaining new financing to replace its revolving credit agreement, upon Universal continuing to provide funding to the Company for its operating cash flow needs, and, ultimately, a return to profitability.

    The above described conditions, as well as the Company's consolidated net loss of $1.7 million in 1996, raise substantial doubt about the Company's ability to continue as a going concern.

PURCHASING

    The Company purchases substantially all of its merchandise from Universal under the terms of a supply agreement. This agreement permits Universal to achieve a gross margin of approximately 15.25% on the merchandise sold to the Company. As a result of this arrangement, the Company is highly dependent upon Universal's ability to obtain merchandise.

SEASONALITY

    The Company's business is affected by the pattern of seasonality common to most retail businesses, in particular the Christmas selling season. Historically, approximately 36% to 39% of its sales have been generated during the fourth quarter of its fiscal year while the first quarter of its fiscal year generally accounts for approximately 16% to 18% of its sales.

COMPETITION

    The Company operates in a highly competitive environment, competing with discount stores, chain stores and other retailers. Many of these competitors have longer established relations with suppliers and consumers, as well as substantially greater financial resources and wider distribution capabilities than the Company. In addition to competing in the retail sale of merchandise, the Company, through Universal, encounters significant competition in purchasing merchandise for its stores. The Company's ability to purchase a broad array of merchandise at close-out prices is critical to its success. Large retailers enjoy a competitive advantage of economies of scale in both the purchase and sale of merchandise. These retailers are often unable to take advantage of close-out merchandise purchases, however, due to the limited quantities of merchandise sometimes available for purchase and the fact that these goods cannot be reordered.

EMPLOYEES

    At March 21, 1997, the Company had 71 full-time and 212 part-time employees. None of the Company's employees are covered by a collective bargaining agreement.


ITEM 2.  PROPERTIES

    The Company leases all of its retail store locations. As of December 31, 1996, the Company leased approximately 220,000 square feet of retail space for its 22 operating stores, an average of 10,000 square feet per store. All of the stores are located in the State of New York with the majority of the stores located in or near the Buffalo metropolitan area. The stores are predominantly in strip shopping centers. The store leases expire at varying times from January 1998 to January 2004. Some of these leases have renewal options.

ITEM 3.  LEGAL PROCEEDINGS

    The Company experiences routine litigation in the normal course of its business. The Company does not believe that any pending litigation will have a material adverse effect on the financial condition, results of operations or cash flows of the Company.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    No matters were submitted to a vote of the security holders during the fourth quarter ended December 31, 1996.


ITEM 4A.  DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

    The following table sets forth the names, ages and positions of the directors and executive officers of the Company.

    Name                    Age         Position
    ----                    ---         --------

Mark H. Ravich              44          President and Director
Richard L. Ennen            44          Director
Robert R. Langer            41          Chief Operating Officer and Director
James A. Patineau           43          Chief Financial Officer and Secretary

    Each director is elected to hold office until the next annual meeting of shareholders and until his successor is elected and qualified. Executive officers are elected annually and serve at the discretion of the Board of Directors.

    Mr. Mark H. Ravich became President of the Company in August, 1996, and was appointed to the Board of Directors of the Company on December 28, 1994 upon the confirmation of the Company's Bankruptcy Plan of Reorganization. Mr. Ravich has been Chief Executive Officer of Universal International, Inc. since September 1, 1990 and a Director of Universal International, Inc. since 1979. Since 1981, he has been President and controlling shareholder of Tri-Star Development Corp. and Tri-Star Management, Inc., a real estate development company and property management company, respectively.

    Mr. Richard L. Ennen was appointed to the Board of Directors of the Company on December 19, 1996. Mr. Ennen has been the President of Only Deals, Inc. (a wholly owned subsidiary of Universal International, Inc.) since October, 1996. Mr. Ennen joined Only Deals, Inc. in September, 1996, as Executive Vice President and General Merchandising Manager. From 1992 to September, 1996, Mr. Ennen was Director of Retail Merchandising and Retail Operations for Holiday Companies, a large grocery, wholesale and gasoline company based in Bloomington, Minnesota.

From 1983 to 1992, Mr. Ennen was employed by Rodman's Discount Food, Drug & Appliances, a Washington, D.C.-based six-store retail chain, where he served as Vice President/Operations since 1988.

    Mr. Robert R. Langer became Chief Operating Officer of the Company in August, 1996, and was appointed to the Board of Directors of the Company on March 13, 1995. Mr. Langer has been the Chief Operating Officer of Only Deals, Inc. since September 29, 1994. Mr. Langer joined Only Deals, Inc. in February 1992 as Vice President-Retail Operations. From June 1989 to January 1992, Mr. Langer was Director of the Retail Division for Lieberman Enterprises, a major music and video distributor. From June 1986 to May 1989, Mr. Langer was Director-National Store Operations for The Musicland Group, Inc., a large entertainment and software retailer.

    Mr. James A. Patineau became Chief Financial Officer and Secretary of the Company in August 1995. Mr. Patineau has been Chief Financial Officer of Universal International, Inc. since May 1995. Mr. Patineau joined Universal International, Inc. in April 1993 as Corporate Controller. From October 1982 to March 1993, Mr. Patineau was employed by Our Own Hardware Company, a hardware wholesaler, where he served as Controller from March 1988.

                                       PART II


ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

    The Company's common stock is quoted on the NASDAQ Bulletin Board. The following table sets forth the high and low bid price of the common stock as reported on the NASDAQ Bulletin Board for the periods listed.

                                                           High      Low
                                                           Bid       Bid
                                                           -----     -----

Year ended December 31, 1995:
----------------------------

First Quarter                                              1/2       3/8
Second Quarter                                             3/8       1/4
Third Quarter                                              3/8       1/4
Fourth Quarter                                             3/8       1/4


Year ended December 31, 1996:
----------------------------

First Quarter                                              1/4       1/4
Second Quarter                                             1/4       .06
Third Quarter                                              .06       .03
Fourth Quarter                                             .04       .03


    The quotes above reflect inter-dealer prices, without mark-up, mark-down or commission and may not necessarily represent actual transactions.

    The Company's amended Certificate of Incorporation places restrictions on the transfer of the Company's stock by stockholders holding or acquiring 5% or more of the Company's common stock for a two-year period.

    The Company has not paid any cash dividends during the past three fiscal years and does not expect to pay any cash dividends in the foreseeable future. Future dividend policy will depend on the Company's earnings, capital requirements, financial condition and other factors considered relevant by the Board of Directors. The Company's ability to pay dividends is further limited by the terms of its agreements with its current lender, The Chase Manhattan Bank, N.A.

    As of March 21, 1997, there were 758 common stock shareholders of record.

ITEM 6.  SELECTED FINANCIAL DATA

    The following is a summary of selected financial data relating to the Company. The Company emerged from Chapter 11 Bankruptcy on December 28, 1994. Accordingly, the consolidated financial statements as of such date have been prepared in conformity with AICPA Statement of Position 90-7 "Financial Reporting for Entities in Reorganization Under the Bankruptcy Code," which established a new basis of accounting. As a result, the financial data for prior periods, labeled "Predecessor," are not comparable to the Company.



                                           Company                            Predecessor
                                  ------------------------   ---------------------------------------
                                       Years Ended           11 Months            Years Ended
                                       December 31,             Ended             January 31,
                                  ------------------------   December 31,      -------------------
                                    1996         1995             1994         1994           1993
                                  ------------------------   ----------        ----           ----
                                                 (In thousands, except per share data)
STATEMENT OF
OPERATIONS DATA:

Sales                               $22,451    $ 23,528      $ 23,362       $ 32,658        $ 25,671
Cost of goods sold                   14,884      15,113        15,772         20,615          13,764
                                     ------      ------         -----         ------          ------

  Gross margin                        7,567       8,415         7,590         12,043          11,907

Operating expenses                    8,734       9,181        11,191         16,073          10,472
                                     ------      ------        ------         ------          ------

  Income (loss) from
    operations                       (1,167)       (766)       (3,601)        (4,030)          1,435

Interest and other, net                (582)       (339)         (283)          (245)            (17)
Reorganization costs                     -           -         (5,101)            -               -
Income tax (provision) benefit           -           -            (11)           929            (577)
Extraordinary item                       -           -          4,694             -               -
                                     ------      ------        ------         ------          ------

  Net income (loss)                 $(1,749)    $(1,105)     $ (4,302)       $(3,346)       $    841
                                     ------      ------        ------         ------          ------
                                     ------      ------        ------         ------          ------

Net income (loss) per share:
Income (loss) before
  extraordinary item                $  (.37)    $  (.23)     $ (12.69)(1)    $ (4.69)(1)      $ 1.19(1)
Extraordinary item                       -           -            6.62(1)         -  (1)           -(1)
                                     ------      ------         ------         ------         ------
                                     ------      ------         ------         ------         ------

 Net income (loss) per share        $  (.37)    $  (.23)     $  (6.07)       $ (4.69)       $   1.19
                                     ------      ------        ------         ------          ------
                                     ------      ------        ------         ------          ------





                                           Company                          Predecessor
                                  ------------------------   ---------------------------------------
                                       Years Ended           11 Months             Years Ended
                                       December 31,             Ended              January 31,
                                  ------------------------   December 31,      -------------------
                                    1996         1995           1994           1994           1993
                                  ------------------------   ----------        ----           ----
                                                 (In thousands, except per share data)

STATEMENT OF
OPERATIONS DATA:
(CONTINUED)

Pro forma net loss per share (2):
 Income (loss) before
 extraordinary item                                           $ (1.90)
 Extraordinary item                                              0.99
                                                               ------
Pro forma net loss per share                                  $ (0.91)
                                                               ------
                                                               ------

Weighted average shares:
 Primary                             4,724        4,724            709(1)         709(1)          722(1)
                                    ------       ------        -------         ------          ------
                                    ------       ------        -------         ------          ------
 Pro forma (2)                                                  4,724
                                                               ------
                                                               ------


(1) Restated for one for seven reverse stock split effective December 28, 1994.

(2) Gives retroactive effect to issuance of 4,015 shares for cash and for the discharge of prepetition obligations.


                                                Company                     Predecessor
                               ------------------------------------    ---------------------
                                                 As of                         As of
                                              December 31,                   January 31,
                               ------------------------------------    ---------------------
                                   1996         1995        1994         1994        1993
                               ------------------------------------      -----       ----
BALANCE SHEET DATA:

Total assets                   $  6,436      $ 6,830      $ 5,837     $12,193       $ 11,709
Long-term debt, less
  current maturities           $  1,276      $ 1,663      $ 2,067         $15       $     49
Total liabilities              $  7,352      $ 5,997      $ 3,899     $  7,851      $  4,021
Working capital (deficiency)   $ (1,630)     $   628      $ 2,979     $    727      $  4,388
Shareholders' equity
  (deficiency)                 $   (916)     $  833       $ 1,938     $  4,342      $  7,688


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

    On May 13, 1994, the Company commenced proceedings under Chapter 11 of the United States Bankruptcy Code. For financial reporting purposes, the Company, as of December 31, 1994, recorded adjustments necessary to reflect the consummation of the Plan, which became effective December 28, 1994, including the gain on debt discharge resulting from the settlement of prepetition liabilities and the issuance of 1,889,000 shares of common stock in satisfaction of prepetition obligations approximating $5.3 million. In addition, Universal acquired 40.5% of the Company's common stock, or 2,126,000 shares, through a cash investment of $953,000. As of that date, the Company also recorded adjustments to reflect assets and liabilities at their estimated fair values ("Fresh-Start Reporting"). The financial data of the Company, after giving effect to these transactions, is therefore not comparable to the prior predecessor period. The Company also adopted a calendar year end upon confirmation of the Plan.

    Concurrent with the Company's emergence from bankruptcy, the Company reaffirmed a supply agreement with Universal, enabling the Company to obtain merchandise from Universal. The pricing terms of the agreement allow for Universal to earn a gross margin of approximately 15.25% on sales to the Company. The agreement enables the Company to acquire merchandise in quantities, quality, and pricing which the Company would not otherwise separately be able to obtain. In addition, the Company has been able to eliminate its warehousing and transportation functions since Universal delivers the merchandise directly to the retail outlets, resulting in substantial reductions in operating costs for the Company.

    Universal provides funding for the Company under a demand discretionary revolving note agreement. On March 3, 1997, Universal's lender under its revolving credit agreement declared Universal in default of several provisions of its loan agreement. The Company's ability to continue as a going concern is dependent upon Universal obtaining new financing to replace its revolving credit agreement, upon Universal continuing to provide funding to the Company for its operating cash flow needs, and, ultimately, a return to profitability (see Liquidity and Capital Resources).

FORWARD LOOKING INFORMATION

    Information contained in this Form 10-K contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, which can be identified by the use of forward-looking terminology such as "may", "will", "expect", "plan", "anticipate", "estimate", or "continue" or the negative thereof or other variations thereon or comparable terminology. There are certain important factors that could cause results to differ materially from those anticipated by some of these forward-looking statements. Investors are cautioned that all forward-looking statements involve risks and uncertainty. The factors, among others, that could cause actual results to differ materially include: the ability of Universal to obtain new financing, the Company's ability to execute its business plan, competitive pressures on sales and pricing, increases in other costs which cannot be recovered through improved pricing of merchandise, and the adverse effect of weather conditions on retail sales.

RESULTS OF OPERATIONS

    The following table sets forth, for the periods indicated, certain items from the consolidated statements of operations expressed as a percentage of sales.


                                              Company           Predecessor
                                     ----------------------   ----------------
                                           Years Ended          11 Months
                                           December 31,            Ended
                                     ----------------------     December 31,
                                        1996       1995             1994
                                     ----------------------   ----------------
Sales                                  100.0%     100.0%           100.0%
Cost of goods sold                      66.3       64.2             67.5
                                      ------      -----            -----
    Gross margin                        33.7       35.8             32.5
Operating expenses                      38.9       39.0             47.9
                                      ------      -----            -----
Loss from operations                    (5.2)      (3.2)           (15.4)
Interest and other, net                 (2.6)      (1.5)            (1.2)
Reorganization costs                      -          -             (21.8)
                                      ------      -----            -----
Loss before income tax provision
    and extraordinary item              (7.8)      (4.7)           (38.4)
Income tax provision                      -          -               (.1)
Extraordinary item                        -          -              20.1
                                       ------       -----           -----
Net loss                                (7.8%)      (4.7%)         (18.4%)
                                       ------       -----           -----
                                       ------       -----           -----


1996 COMPARED TO 1995

    Sales for the year ended December 31, 1996 were $22.5 million, a 4.6% decrease from sales of $23.5 million for the year ended December 31, 1995. This decrease was due to the closing of one store in early 1996 in addition to a slight decline in comparable store sales.

    Gross margin for the year ended December 31, 1996 was $7,567,000, a 10.1% decrease from gross margin of $8,415,000 for the year ended December 31, 1995. Gross margin, as a percentage of sales, decreased to 33.7% for 1996 compared to 35.8% for 1995 due primarily to higher than planned markdowns of seasonal merchandise in the first quarter of 1996 and increased promotional pricing during the fourth quarter of 1996.

    Operating expenses for the year ended December 31, 1996 were $8,734,000, a 4.9% decrease from operating expenses of $9,181,000 for the year ended December 31, 1995. Operating expenses, as a percent of sales, were comparable from 1995 to 1996. The decrease in operating expense dollars resulted from the elimination of certain corporate overhead costs associated with the Buffalo, New York corporate office and warehouse, which was sold during the third quarter of 1996 for a nominal gain. This decrease was offset by increased depreciation costs from remodeling stores and upgrading point-of-sale cash register systems.

    Interest expense for the year ended December 31, 1996 was $590,000 compared to $356,000 for the year ended December 31, 1995. This increase reflects the significant increase in borrowings from Universal to fund the Company's store remodeling and operating losses during 1995 and 1996.

    There was no income tax benefit from the losses generated during 1996 and 1995, since there is no remaining net operating loss carryback available, and the net benefit attributed to the net operating losses being carried forward has been fully offset by a valuation allowance. To the extent that the Company realizes benefits from pre-reorganization net deferred tax assets, such benefit amounts will be credited to additional paid-in capital. As a result, $6.8 million of federal net operating loss carryforwards and $9.9 million of state net operating loss carryforwards generated prior to the reorganization are available to reduce future income taxes payable, but are not available to offset future income tax expense for financial reporting purposes.

1995 COMPARED TO 1994

    Sales for the year ended December 31, 1995 were $23.5 million, an increase of 0.7% from sales of $23.4 million for the 11 month period ended December 31, 1994. This slight increase in sales was primarily due to significantly increased comparable store sales and 12 months of sales in 1995 versus 11 months in 1994, offset by a decrease in the number of stores in operation. Store sales increased 39.8% for the comparable 23 stores in operation for more than 14 months. Sales in 1995 were derived entirely from these 23 stores compared to up to 53 stores in operation during 1994.

    Gross margin for 1995 increased $825,000 or 10.9% to $8,415,000 from $7,590,000 for the 11 month period ended December 31, 1994. Gross margin, as a percent of sales, increased to 35.8% for the year ended December 31, 1995, compared to 32.5% for the 11 month period ended December 31, 1994. This increase is primarily the result of gross margins negatively impacted in the prior period due to reduced merchandise availability and quality after filing for voluntary reorganization and liquidation sales in conjunction with the closing of retail locations during 1994.

    Operating expenses for 1995 decreased by 18.0% to $9,181,000 compared to $11,191,000 for the 11 month period ended December 31, 1994. Operating expenses, as a percent of sales, decreased to 39.0% for 1995 compared to 47.9% in the prior period. The decrease is a direct result of the reduction in administrative, transportation and warehouse personnel in conjunction with the Plan and the closing of unprofitable locations. In addition, the Company reduced its operating expenses due to a supply agreement with Universal, under which Universal handles all purchasing and warehousing of merchandise, thereby eliminating the Company's costs in these areas.

    The Company's net interest expense for 1995 was $356,000, an increase from the interest expense of $283,000 in the prior period which reflects the effects of the Company's borrowings under the discretionary revolving credit facility with Universal offset by decreased bank borrowings.

LIQUIDITY AND CAPITAL RESOURCES

    In February 1995, the Company entered into a demand discretionary revolving credit facility with Universal which, as amended, provides for borrowings of up to $5 million with interest payable at prime plus 2.5% (10.75% at December 31, 1996 and 11.0% at December 31, 1995). Borrowings are collateralized by substantially all of the Company's assets subject, however, to the terms of a subordination agreement executed by the Company, Universal and Chase Manhattan
Bank, N.A. (the "Bank").   There were borrowings outstanding of $3,602,000 under
Universal's credit facility at December 31, 1996.

    Under the Plan, the Company is required to repay an aggregate of $2,131,000 with the Bank over 36 months, including balloon payments of $1,276,000 in January 1998. The notes payable to the Bank bear interest at rates ranging from prime plus 2-1/2% to prime plus 4% through their maturity dates. The remaining principal balances payable to the Bank totaled $1,663,000 as of December 31, 1996. The Company plans to refinance the notes payable to the Bank during 1997. Dividend payments are prohibited by the loan agreement with the Bank.

    The Company used $1.2 million for operating activities during the year ended December 31, 1996, primarily as a result of a $1.7 million net loss. The use of cash for operating activities, the $463,000 used for purchasing equipment and improvements and the repayment of $387,000 of long-term debt were funded principally by a $1.4 million increase in the demand note payable to Universal and by a $616,000 decrease in cash. The Company expects 1997 property and equipment additions to be approximately $100,000 since the Company has completed its store remodeling program.

    Since the filing of the petition in May 1994, the Company has closed 31 of its retail outlets, including one in January 1996, and is presently operating a total of 22 retail outlets. At the present time, management has not initiated any plan to close specific locations but will continue to evaluate the performance of each of the remaining stores. The Company does not plan to open any additional stores in the foreseeable future.

    On March 3, 1997, Universal's lender under its revolving credit agreement declared Universal in default of several provisions of its loan agreement. The loan is continuing subject to monthly renewals; however, the lender has indicated its intent to further reduce the credit line. Universal is currently negotiating with a number of potential lenders in an effort to obtain new financing to replace this revolving credit agreement. Universal believes a final agreement will be reached in the near future.

    As Universal provides funding for the Company under a demand, discretionary revolving note agreement (See Note 7), the Company's viability as a going concern is dependent upon Universal obtaining new financing to replace its revolving credit agreement, upon Universal continuing to provide funding to the Company for its operating cash flow needs, and, ultimately, a return to profitability.

    The above described conditions, as well as the Company's consolidated net loss of $1.7 million in 1996, raise substantial doubt about the Company's ability to continue as a going concern.

EFFECTS OF INFLATION

    Since inflation generally will affect overall price levels similarly in the types of merchandise which the Company purchases, the impact of inflation is not expected to have a significant impact on the Company's overall buying or selling opportunities.

NEW ACCOUNTING STANDARD

    The Company plans to adopt the requirements of Statement of Financial Accounting Standards No. 128, "Earnings Per Share", in the fourth quarter of 1997. The Company does not believe that the adoption of this new accounting standard will have a significant impact on its financial statements.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following consolidated financial statements of the Company are included under this item:

                                                                                    Page
                                                                                    ----
Report of Independent Accountants for the Years Ended December 31, 1996 and 1995     16

Report of Independent Auditors for the Eleven Months Ended December 31, 1994         17

Consolidated Balance Sheets, December 31, 1996 and 1995                              18

Consolidated Statements of Operations for the Years Ended December 31, 1996 and
1995 and for the Eleven Months Ended December 31, 1994                               19

Consolidated Statements of Shareholders' Equity (Deficiency) for the Years Ended
December 31, 1996 and 1995 and  for the Eleven Months Ended December 31, 1994        20

Consolidated Statements of Cash Flows for the Years Ended December 31, 1996
and 1995 and for the Eleven Months Ended December 31, 1994                           21

Notes to Consolidated Financial Statements                                           23

Report of Independent Accountants on Consolidated Financial Statement Schedule
for the Years Ended December 31, 1996 and 1995                                       32

Report of Independent Auditors on Consolidated Financial Statement Schedule
for the Eleven Months Ended December 31, 1994                                        33

Consolidated Financial Statement Schedule                                            34


                          REPORT OF INDEPENDENT ACCOUNTANTS


The Board of Directors and Shareholders
Odd's-N-End's, Inc.:

    We have audited the accompanying consolidated balance sheets of Odd's-N-End's, Inc. as of December 31, 1996 and 1995, and the related consolidated statements of operations, shareholders' equity (deficiency) and cash flows for the years ended December 31, 1996 and 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

    We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Odd's-N-End's, Inc. as of December 31, 1996 and 1995, and the consolidated results of its operations and its cash flows for the years ended December 31, 1996 and 1995, in conformity with generally accepted accounting principles.

    The accompanying consolidated financial statements have been prepared assuming that Odd's-N-End's, Inc. will continue as a going concern. As more fully described in Note 3, a significant shareholder of the Company is in default of several provisions of its revolving credit agreement and has not obtained new financing to replace this revolving credit agreement. Since this shareholder provides funding for the Company under a demand, discretionary revolving note agreement, this condition, as well as the Company's consolidated net loss of $1.7 million in 1996, raises substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 3. The 1996 consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.



                                                 COOPERS & LYBRAND L.L.P.

Minneapolis, Minnesota
April 15, 1997

                            REPORT OF INDEPENDENT AUDITORS


The Board of Directors and Shareholders
Odd's-N-End's, Inc.

    We have audited the accompanying consolidated statements of operations, shareholders' equity and cash flows of Odd's-N-End's, Inc. for the eleven months ended December 31, 1994. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

    We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

    In our opinion, such consolidated financial statements present fairly, in all material respects, the consolidated results of operations and cash flows of Odd's-N-End's, Inc. for the eleven months ended December 31, 1994, in conformity with generally accepted accounting principles.


                                            FREED MAXICK SACHS & MURPHY, P.C.

Buffalo, New York
March 31, 1995

                                ODD'S -N- END'S, INC.
                             CONSOLIDATED BALANCE SHEETS
                        (In Thousands, except per share data)

                                                                         December 31,
                                                                 -----------------------
  ASSETS                                                           1996          1995
  ------                                                           ----          ----

Current assets:
  Cash                                                            $    144       $   760
  Inventories                                                        4,096         3,803
  Other current assets                                                 206           399
                                                                  --------       -------
      Total current assets                                           4,446         4,962

Property and equipment, net                                          1,979         1,851

Other assets                                                            11            17
                                                                  --------       -------

      Total assets                                                $  6,436       $ 6,830
                                                                  --------       -------
                                                                  --------       -------

  LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIENCY)

Current liabilities:
  Current maturities of long-term debt                            $    387       $   387
  Demand note payable - shareholder                                  3,602         2,228
  Accounts payable                                                     688           778
  Accrued expenses                                                   1,399           941
                                                                  --------       -------
      Total current liabilities                                      6,076         4,334

Long-term debt, net of current maturities                            1,276         1,663
                                                                  --------       -------

      Total liabilities                                              7,352         5,997
                                                                  --------       -------

Commitments and contingencies

Shareholders' equity (deficiency):
  Common stock, $.07 par value, 20,000 shares
   authorized, 4,724 shares issued and outstanding                     331           331
  Additional paid-in capital                                         1,607         1,607
  Accumulated deficit                                              (2,854)       (1,105)
                                                                  --------       -------
      Total shareholders' equity (deficiency)                        (916)           833
                                                                  --------       -------
      Total liabilities and shareholders' equity (deficiency)     $  6,436       $ 6,830
                                                                  --------       -------
                                                                  --------       -------




      The accompanying notes are an integral part of the consolidated financial statements.

                                ODD'S -N- END'S, INC.
                        CONSOLIDATED STATEMENTS OF OPERATIONS
                        (In Thousands, except per share data)

                                                Company          Predecessor
                                        -------------------  ----------------
                                            Years Ended
                                            December 31,      11 Months Ended
                                        -------------------    December 31,
                                            1996      1995         1994
                                        -------------------  ----------------
Sales                                  $ 22,451    $ 23,528      $ 23,362

Cost of goods sold                       14,884      15,113        15,772
                                         ------      ------        ------
  Gross margin                            7,567       8,415         7,590

Operating expenses                        8,734       9,181        11,191
                                         ------      ------        ------
  Loss from operations                   (1,167)       (766)       (3,601)
Interest expense, net                       590         356           283
Other income, net                            (8)        (17)           -
                                         ------      ------        ------

Loss before reorganization costs,
  income tax provision and
  extraordinary item                     (1,749)     (1,105)       (3,884)
Reorganization costs                         -           -          5,101
                                         ------      ------        ------
Loss before income tax provision
and extraordinary item                   (1,749)     (1,105)       (8,985)
Income tax provision                         -            -           (11)
                                         ------      ------        ------
Loss before extraordinary item           (1,749)     (1,105)       (8,996)
Extraordinary item                           -           -          4,694
                                         ------      ------        ------

  Net loss                             $ (1,749)   $ (1,105)     $ (4,302)
                                         ------      ------        ------
                                         ------      ------        ------
Net loss per share:
  Loss before extraordinary item       $   (.37)   $   (.23)     $ (12.69)
  Extraordinary item                         -           -           6.62
                                         ------      ------        ------

  Net loss                             $   (.37)   $   (.23)     $  (6.07)
                                         ------      ------        ------
                                         ------      ------        ------

Weighted average common shares            4,724       4,724          709
                                         ------      ------        ------
                                         ------      ------        ------



      The accompanying notes are an integral part of the consolidated financial statements.

                                ODD'S -N- END'S, INC.
             CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIENCY)
                                    (In Thousands)



                                   Common Stock      Additional
                                   ------------       Paid-In      Accumulated
                                  Shares    Amount    Capital        Deficit       Total
                                  ------    ------    -------      -----------     -----

PREDECESSOR

Balance - January 31, 1994        4,961    $   50     5,358       $(1,066)        $ 4,342

Net loss                              -        -         -         (4,302)         (4,302)

Reverse stock split
(7 for 1)                        (4,252)       -         -             -               -

Issuances of common stock:
  Cash                            2,126       149       851            -            1,000
  Discharge of prepetition
   obligations                    1,889       132       756            -              888

Elimination of accumulated
  deficit                            -         -     (5,358)        5,368              10
                                 ------    ------    ------        ------          ------

COMPANY

Balance - December 31, 1994       4,724       331     1,607            -            1,938

Net loss                             -         -         -         (1,105)         (1,105)
                                 ------    ------    ------        ------          ------

Balance - December 31, 1995       4,724       331     1,607        (1,105)            833

Net loss                             -         -         -         (1,749)         (1,749)
                                 ------    ------    ------        ------          ------

Balance - December 31, 1996       4,724    $  331   $ 1,607       $(2,854)        $  (916)
                                 ------    ------    ------        ------          ------
                                 ------    ------    ------        ------          ------




      The accompanying notes are an integral part of the consolidated financial statements.

                                ODD'S -N- END'S, INC.
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    (In Thousands)


                                                    Company              Predecessor
                                          ------------------------   -----------------
                                                 Years Ended
                                                 December 31,          11 Months Ended
                                          ------------------------       December 31,
                                             1996          1995             1994
                                          ------------------------   -----------------
Cash flows from operating activities:
  Net loss                                 $ (1,749)     $ (1,105)     $ (4,302)
  Adjustments to reconcile net loss to
      net cash provided by (used for)
      operating activities:
    Depreciation and amortization               235           103           581
    Provision for inventory shrinkage           514           592            -
    Reorganization costs and
        extraordinary item, net                  -             -          3,859
    Changes in operating assets and
        liabilities:
       Inventories                             (807)       (1,782)        3,157
       Refundable income taxes                   -             -          1,226
       Other current assets                     193            29            (1)
       Other assets                               6           309          (261)
       Accounts payable                         (90)           70        (1,583)
       Accrued expenses                         458           (60)          641
                                             ------        ------        ------
    Net cash provided by (used for)
      reoperating activities before
      organization expenses                  (1,240)       (1,844)        3,317
  Net cash used for reorganization items:
    Professional fees                            -             -           (335)
    Moving expenses                              -             -            (80)
    Other                                        -             -            (20)
                                             ------        ------        ------
    Net cash provided by (used for)
      operating activities                   (1,240)       (1,844)        2,882
                                             ------        ------        ------

Cash flows from investing activities:
   Acquisition of property and
     equipment                                 (463)       (1,254)          (29)
   Proceeds on sale of property                 100            -             -
                                             ------        ------        ------
    Net cash used by investing
      activities                               (363)       (1,254)          (29)
                                             ------        ------        ------
                                             ------        ------        ------



      The accompanying notes are an integral part of the consolidated financial statements.

                                ODD'S -N- END'S, INC.
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     (CONTINUED)
                                    (In Thousands)

                                                       Company              Predecessor
                                              ------------------------   ----------------
                                                     Years Ended
                                                     December 31,         11 Months Ended
                                             ------------------------      December 31,
                                                 1996           1995           1994
                                              -------------------------   ----------------

Cash flows from financing activities:
   Proceeds from (repayment of) demand
     notes payable, net                        $ 1,374       $  2,228       $ (2,735)
   Proceeds from (repayment of)
     long-term debt                               (387)           (98)            12
   Repayments on capital lease obligations          -             (42)          (288)
   Net proceeds from issuance of
     common stock                                   -              -           1,000
                                               -------         ------         ------
    Net cash provided by (used for)
     financing activities                          987          2,088         (2,011)
                                               -------         ------         ------
(Decrease) increase in cash
 and cash equivalents                             (616)        (1,010)           842
Cash and cash equivalents -
 beginning of period                               760          1,770            928
                                               -------         ------         ------
Cash - end of period                           $   144       $    760       $  1,770
                                               -------         ------         ------
                                               -------         ------         ------

Non-cash operating transaction:
   Conversion of unsecured creditor
     claims to common stock                    $    -        $   -          $    888
                                               -------         ------         ------
                                               -------         ------         ------

Non-cash investing and financing
 transaction:
   Proceeds of long-term debt used to
     repay demand note payable                 $    -        $    -         $  2,065
                                               -------         ------         ------
                                               -------         ------         ------

Cash paid during the period for:
   Interest                                    $   336       $    322       $    273
   Income taxes                                     -               9             -


      The accompanying notes are an integral part of the consolidated financial statements.

                                ODD'S -N- END'S, INC.
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                    (In Thousands)

NOTE 1. REORGANIZATION AND BASIS OF PRESENTATION

    BUSINESS DESCRIPTION - Odd's-N-End's, Inc. (the "Company") operates a chain of 22 retail stores in New York state which offer a wide variety of close-out and discount consumer products.

    On May 13, 1994, the Company filed a petition for voluntary reorganization under Chapter 11 of the United States Bankruptcy Code. On December 28, 1994, the Bankruptcy Court for the Western District of New York confirmed a Plan of Reorganization (the "Plan"), and the Company emerged from Chapter 11 as a reorganized entity. For financial reporting purposes, the effective date of the Plan was assumed to be December 31, 1994, and the Company elected to change its year end to a calendar year basis.

    Pursuant to the Plan, the Company effected a seven-for-one reverse stock split as a result of which the 4,961 shares of outstanding old common stock, par value $.01, were converted into 709 shares of new common stock, $.07 par value (the "New Common Stock"). In addition, the Company increased its authorized capitalization to 20,000 shares of New Common Stock and amended its certificate of incorporation to adopt stock transfer restrictions for holders or acquirors of 5% or more of the New Common Stock for a two-year period.

    The Plan further provided for the issuance of an aggregate of 2,126 shares of the New Common Stock to Universal International, Inc. ("Universal") and two individuals, one of whom was the president of the Company, for a total cash investment of $1 million. General creditors received an aggregate of 1,889 shares of the New Common Stock. As a result of these share changes, previous holders of common stock own approximately 15% of the total outstanding shares of the New Common Stock.

    The Plan required the Company to pay the allowed amounts of administrative expenses, secured claims and priority unsecured claims in full. The Company's borrowings under the credit arrangement with its secured bank lender are being repaid over 36 months. The Plan also resulted in an approximate $5.3 million net reduction in the Company's total indebtedness and liabilities subject to compromise, the cancellation of operating leases for stores and equipment representing an aggregate obligation of approximately $1.7 million, cancellation of an existing stock option plan, and the reconstitution of the Board of Directors.

    In this context, the Company is also referred to as the "Predecessor" with respect to the period prior to the date of confirmation of the Plan and as the "Company" with respect to periods on and subsequent to the confirmation date. Net expenses occurring as a result of the Chapter 11 filing and the subsequent reorganization efforts were segregated from ordinary operations and included under the caption "Reorganization Costs" in the Consolidated Statement of Operations.

                                ODD'S -N- END'S, INC.
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                    (In Thousands)

NOTE 2. - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    Significant accounting policies applied in preparing these consolidated financial statements are summarized below. Unless otherwise stated, the accounting policies of the Predecessor are the same as those of the Company.

    PRINCIPLES OF CONSOLIDATION - The consolidated financial statements include the accounts of the Company and, prior to the dissolution in 1996, its wholly-owned subsidiary, 20 Churchill Street, Inc., which owned a building used as a corporate office and warehouse facility. All material intercompany transactions and balances have been eliminated in consolidation.

    FRESH-START REPORTING - As of the date of confirmation of the Plan, the Company implemented the accounting recommended for entities emerging from Chapter 11 reorganization ("Fresh-Start Reporting").

    REVENUE RECOGNITION - The Company recognizes revenue upon sale of merchandise.

    INVENTORIES - Inventories, consisting of finished goods merchandise held for sale, are valued at the lower of cost (determined under the retail inventory method) or market value.

    PROPERTY AND EQUIPMENT - Property and equipment were recorded at their estimated fair values at December 31, 1994. Property and equipment acquisitions subsequent to December 31, 1994 are stated at cost. Depreciation is computed using the straight-line method over the respective assets' economic useful lives. The cost of improvements to leased property is amortized over the shorter of the lease term or the life of the improvement.

    Maintenance and repairs are charged to expense as incurred except in those instances where the expenditures significantly extend the life or increase the value of the related property in which case the expenditures are capitalized. The cost and related accumulated depreciation or amortization of assets sold or disposed of are removed from the accounts, and the resulting gain or loss is included in the results of operations.

    LOSS PER SHARE - The loss per share for each period presented is based on the weighted average number of shares outstanding during each period after giving retroactive effect to the seven-for-one reverse stock split provided for in the Plan. No effect has been given to previously outstanding options and warrants as they were anti-dilutive. The pro forma loss per share was ($.91) for the eleven months ended December 31, 1994, giving effect to the changes in capitalization resulting from the reorganization, including retroactive treatment to February 1, 1994 for the issuances of common stock for cash and discharged prepetition obligations.

                                ODD'S -N- END'S, INC.
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                    (In Thousands)

NOTE 2. - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

    INCOME TAXES - The Company accounts for income taxes using the liability method. This method requires the recognition of future tax benefits, measured by enacted tax rates, attributed to deductible temporary differences, net operating loss carryforwards, and tax credits to the extent that realization of such benefits is more likely than not.

    ADVERTISING COSTS - Advertising costs are expensed as incurred.
Advertising expense totaled $771, $749, and $750 for the years ended December 31, 1996 and 1995 and the 11-month period ended December 31, 1994, respectively.

    STATEMENTS OF CASH FLOWS - During 1995, the Company changed the presentation of the statements of cash flows from the direct method to the indirect method. The 1994 statement of cash flows has been restated to reflect this change.

    USE OF ESTIMATES - The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The most significant areas which require the use of management's estimates relate to the determination of inventory shrink reserves, as well as the assessment of impairment related to long-lived assets.

NOTE 3. - GOING CONCERN

    On March 3, 1997, Universal's lender under its revolving credit agreement declared Universal in default of several provisions of its loan agreement. The loan agreement is continuing subject to monthly renewals; however, the lender has indicated its intent to further reduce the credit line. Universal is currently negotiating with a number of potential lenders in an effort to obtain new financing to replace this revolving credit agreement. Universal believes a final agreement will be reached in the near future.

    As Universal provides funding for the Company under a demand, discretionary revolving note agreement (see Note 7), the Company's viability as a going concern is dependent upon Universal obtaining new financing to replace its revolving credit agreement, upon Universal continuing to provide funding to the Company for its operating cash flow needs, and, ultimately, a return to profitability.

    Management's plans to return operations to profitability include reduction of store operating costs, improvement of gross margins and elimination of certain corporate overhead costs. In addition, management intends to refinance the bank notes payable, which include balloon payments of $1,275 due on January 2, 1998 (see Note 7). There can be no assurance that management's plans

                                ODD'S -N- END'S, INC.
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                    (In Thousands)


NOTE 3. - GOING CONCERN (CONTINUED)

to return operations to profitability will be successful or that Universal will be able to obtain new financing on acceptable terms or that the bank notes payable will be refinanced. Under current circumstances, the Company's ability to continue as a going concern depends on the success of obtaining new financing and, ultimately, a return to profitability.

NOTE 4. - FRESH-START REPORTING

    The Company's emergence from Chapter 11 proceedings was accomplished through a series of mutually dependent transactions and agreements. The financial reporting adjustments to record the effects of the Plan principally consisted of discharged debt, capitalization changes including issuance of shares of stock for cash consideration and Fresh-Start Reporting adjustments.

    The Company's advisors assisted it and the Bankruptcy Court in determining the reorganization value and resulting equity value. Adjustments to reflect the fair value of individual assets and liabilities were based on independent reviews and valuations, cash flow analyses and other studies.

    The Company adopted the Fresh-Start Reporting because, as provided by SOP 90-7, holders of common shares immediately before the confirmation of the Plan received less than 50% of the New Common Stock of the Company. Additionally, the Company's reorganization value was less than its post-petition liabilities and allowed claims, as measured immediately before the confirmation of the Plan. As a result of the adjustments to give effect to the consummation of the Plan, there is a new basis of accounting and the prior period related to the Predecessor is not comparable to the Company.

    Included in the accompanying consolidated statement of operations for the 11-month period ended December 31, 1994 under the caption "Reorganization Costs" are the following items arising from the Plan and adoption of Fresh-Start Reporting.

    Loss on sale and abandonment of property and
      equipment associated with reorganization             $ 1,919
    Lease rejection claims                                   1,716
    Adjustment of property and equipment to
      fair market value                                        616
    Legal, financial, advisory and other fees                  583
    Other                                                      267
                                                           -------
                                                           $ 5,101
                                                           -------
                                                           -------

                                 ODD'S-N-END'S, INC.
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                    (In Thousands)


NOTE 4. - FRESH-START REPORTING (CONTINUED)

    EXTRAORDINARY ITEM - In conjunction with the confirmation of the Plan, approximately 1.9 million shares of New Common Stock was issued to unsecured creditors which, at confirmation date, had claims which aggregated approximately $5.3 million. Of the total liabilities to be discharged, approximately $888 was allocated to the issued shares of the New Common Stock. The remaining amount is shown as an extraordinary item. There were no tax effects arising from this item due to the application of net operating loss carryforwards to reduce the otherwise taxable portion of the gain.

NOTE 5. - PROPERTY AND EQUIPMENT

    Property and equipment at December 31, 1996 and 1995 are as follows:

                                                December 31,
                                                ------------
                                               1996        1995
                                               -----      -----
        Land                                   $  -       $  30
        Building and improvements                 -          63
        Leasehold improvements                 1,146      1,039
        Store fixtures and equipment           1,165        822
                                               -----      -----
                                               2,311      1,954
        Less: Accumulated depreciation
               and amortization                  332        103
                                               -----      -----

        Property and equipment, net           $1,979     $1,851
                                               -----      -----
                                               -----      -----


NOTE 6. - ACCRUED EXPENSES

    Accrued expenses consists of the following:

                                                December 31,
                                             -----------------
                                               1996        1995
                                              -----       -----

         Accrued payroll and payroll taxes   $  128       $  89
         Accrued sales tax                      186         252
         Due to Universal                       687         232
         Other                                  398         368
                                              -----       -----
                                             $1,399       $ 941
                                              -----       -----
                                              -----       -----

                                ODD'S -N- END'S, INC.
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                    (In Thousands)


NOTE 7. - DEBT

    In connection with the Plan, the remaining principal outstanding under a note payable was restructured into two distinct notes, the terms of which are described below.

    Long-term debt consists of the following:
                                                         December 31,
                                                         ------------
                                                        1996        1995
                                                        ----        ----
    Note payable - bank, due January 2, 1998,
    no principal payments required until maturity
    date, interest payable monthly at prime plus
    2.5% during 1995 (11% at December 31, 1995),
    prime plus 3.25% during 1996 (11.5% at December
    31, 1996) and prime plus 4% during 1997            $  566     $ 566

    Note payable - bank ("Second Note"), due
    January 2, 1998, payable in monthly installments
    of $3.4 plus interest at prime plus 2.5% during
    1995, prime plus 3.25% during 1996 and
    prime plus 4% during 1997                           1,097      1,484
                                                        -----      -----
                                                        1,663      2,050
         Less current maturities                          387        387
                                                        -----      -----
                                                       $1,276     $1,663
                                                        -----      -----
                                                        -----      -----

    The bank notes are collateralized by all of the assets of the Company and provide, among other things, that a specific ratio of inventories at retail value to the loan balance must be maintained. In addition, the bank notes prohibit the payment of dividends. The Second Note provides for a balloon payment of $350, which was paid January 2, 1997, and a final payment of $710 which is due on January 2, 1998.

    The Company entered into a demand discretionary revolving note agreement with Universal in February 1995. The agreement, as amended, allows for borrowings up to $5,000 with interest payable at prime plus 2.5%. As discussed in Note 3, Universal is in default of several provisions of its loan agreement, which loan agreement allows for this $5,000 revolving note agreement. Outstanding borrowings under this agreement were $3,602 at December 31, 1996 and $2,228 at December 31, 1995. Borrowings are subordinated to the bank notes and collateralized by a second security interest in substantially all assets of the Company. Total interest charged by Universal pursuant to the note agreement was $393 and $114 during the years ended December 31, 1996 and

                                ODD'S -N- END'S, INC.
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                    (In Thousands)


NOTE 7. - DEBT (CONTINUED)

1995, respectively. The weighted average interest rate was 10.8% and 11.3% during the years ended December 31, 1996 and 1995, respectively.

    Management believes the fair value of debt approximates its carrying value at December 31, 1996.


NOTE 8. - INCOME TAXES

    At December 31, 1996, the Company has approximately $9.9 million in federal net operating loss carryforwards which begin to expire in 2008 and $13 million of losses available for state carry-forward purposes. The net deferred tax asset, representing the future tax benefit attributed to these operating loss carryforwards and deductible and taxable temporary differences has been fully offset by a valuation allowance due to the uncertainty surrounding the realization of these tax attributes. Deductible and taxable temporary differences relate primarily to depreciation and are not significant at December 31, 1996 or 1995.

    The Company's net operating loss carryforwards at December 31, 1996 expire as follows:

              Years               Federal        State
              -----               -------        -----

              2008                $  415         $3,518
                                   -----          -----
                                   -----          -----

              2009                $6,422         $6,411
                                   -----          -----
                                   -----          -----

              2010                $1,314         $1,314
                                   -----          -----
                                   -----          -----

              2011                $1,800         $1,800
                                   -----          -----
                                   -----          -----

    Upon emergence from Chapter 11, the Company recognized an extraordinary gain of approximately $4.7 million arising from the discharge of indebtedness. Because the debt was discharged pursuant to the Chapter 11 filing, only one half of the gain was recognized for tax purposes as an offset against operating losses.

    To the extent that the Company realizes benefits from pre-reorganization net deferred tax assets, such benefit amounts will be credited to additional paid-in capital. As a result, $6.8 million of federal net operating loss carryforwards and $9.9 million of state net operating loss carryforwards generated prior to the reorganization are available to reduce future income taxes payable, but are not available to offset future income tax expense for financial reporting purposes.

                                ODD'S -N- END'S, INC.
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                    (In Thousands)


NOTE 9. - LEASE OBLIGATIONS

    The Company leases its retail store locations under operating leases which provide for minimum monthly rental payments, and in some instances, contingent rentals based on sales volume. Certain locations are leased on a month-to-month basis. The lease terms for some stores include renewal options. Rental expense, which includes month-to-month rentals, was $1,787, $1,739, and $2,222, for the years ended December 31, 1996 and 1995, and the 11-month period ended December 31, 1994, respectively.

    Future minimum annual lease payments under non-cancelable operating leases at December 31, 1996 are as follows:

         Year ending December 31,
         ------------------------

              1997                          $1,300
              1998                           1,254
              1999                           1,244
              2000                           1,113
              2001                             976
              2002 and thereafter            1,438
                                             -----

              Total minimum lease payments  $7,325
                                             -----
                                             -----


NOTE 10. - RELATED PARTY TRANSACTIONS

    During the years ended December 31, 1996 and 1995 and the 11-month period ended December 31, 1994, the Company purchased a total of $14,372, $15,897 and $6,068, respectively, of merchandise from Universal pursuant to a supply agreement between the parties. Universal owns 40.5% of the outstanding Common Stock of the Company. The supply agreement allows for, among other things, Universal to achieve a gross profit margin of approximately 15.25% on the merchandise sold to the Company.

    Starting in 1995, Universal also provides accounting, operational and administrative functions for the Company. Total charges for these services were $156 and $167 during the years ended December 31, 1996 and 1995, respectively. At December 31, 1996 and 1995, respectively, $687 and $232 was payable to Universal for these charges, for other payments made on the Company's behalf by Universal, and for accrued interest on the demand note payable to Universal (see
Note 7).

                                ODD'S -N- END'S, INC.
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                    (In Thousands)


NOTE 11. - FOURTH QUARTER ADJUSTMENTS

    The net effect of fourth quarter adjustments was not significant for 1996 or 1995.

    The fourth quarter for the period ended December 31, 1994 reflected net adjustments which increased the operating results of the Company by approximately $2.1 million. Pursuant to the emergence from Chapter 11, approximately $4.7 million was recognized as income for the excess of unsecured creditor claims over the value of common stock issued in satisfaction of these claims. A loss adjustment of approximately $900 was the result of the annual physical inventory, and approximately $600 in additional professional fees related to the reorganization was recorded. In accordance with Fresh Start Reporting, property and equipment was written down to fair market value which resulted in a $616 charge against earnings. Liabilities were recorded for potential litigation expenses and a sales tax assessment which totaled $200. Depreciation of $600 was also recorded in this period.

NOTE 12.  CONTINGENCIES

    The Company is a defendant in various claims and disputes arising in the ordinary course of business. While the outcome of these matters cannot be predicted with certainty, management presently believes the disposition of these matters will not have a material effect on the results of operations, financial position or cash flows of the Company.

                          REPORT OF INDEPENDENT ACCOUNTANTS



The Board of Directors and Shareholders
Odd's-N-End's, Inc.

    Our report on the consolidated financial statements of Odd's-N-End's, Inc. as of December 31, 1996 and 1995 and for the years then ended is included on page 16 of this Form 10-K. In connection with our audits of such financial statements, we have also audited the related financial statement schedule for the years ended December 31, 1996 and 1995 listed in the index on page 15 of this Form 10-K.

    In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.

    The accompanying consolidated financial statements have been prepared assuming that Odd's-N-End's, Inc. will continue as a going concern. As more fully described in Note 3, a significant shareholder of the Company is in default of several provisions of its revolving credit agreement and has not obtained new financing to replace this revolving credit agreement. Since this shareholder provides funding for the Company under a demand, discretionary revolving note agreement, this condition, as well as the Company's consolidated net loss of $1.7 million in 1996, raises substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 3. The 1996 consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.



                                  COOPERS & LYBRAND L.L.P.

Minneapolis, Minnesota
April 15, 1997

                            REPORT OF INDEPENDENT AUDITORS



The Board of Directors and Shareholders
Odd's-N-End's, Inc.

    Our report on the consolidated financial statements of Odd's-N-End's, Inc. as of and for the eleven months ended December 31, 1994 is included on page 17 of this Form 10-K. In connection with our audit of such financial statements, we have also audited the related financial statement schedule listed in the index page 15 of this Form 10-K.

    In our opinion, the financial statement schedule referred to above, when considered in relation to the consolidated basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein for the eleven months ended December 31, 1994.


                                  FREED MAXICK SACHS & MURPHY,  P.C.

Buffalo, New York
March 31, 1995

                                 ODD'S-N-END'S, INC.
                   SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                                    (In Thousands)

                                                           Additions
                                           Balance at      Charged to     Deductions     Balance
                                           Beginning       Costs and        From          at End
Description                                of Period       Expenses       Allowance     of Period
-----------                               ----------      -------        ---------     ----------
For the year ended December 31, 1996:
 Allowance for uncollectible
  preference payments                      $ 300           $  -           $(300)         $   -
 Inventory obsolescence and
  shrink reserve                           $ 158           $ 514          $(362)         $ 310

For the year ended December 31, 1995:
 Allowance for uncollectible
  preference payments                      $ 300           $  -           $  -           $ 300
 Inventory obsolescence and
  shrink reserve                           $  -            $ 592          $(434)         $ 158

For the period ended December 31, 1994:
 Allowance for uncollectible
  preference payments                      $  -            $ 300          $  -           $ 300
 Reserve for obsolete and slow-
  moving inventory                         $ 714           $  -           $(714)         $  -



ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    Reference is hereby made to the Company's Report on Form 8-K, dated February 1, 1996, which is incorporated herein by reference.

                                      PART   III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    The information regarding the Company's directors required by Item 10 is incorporated herein by reference to the section entitled, "Item 1 - Election of Directors," in the Company's proxy statement for its 1997 Annual Meeting of Shareholders which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days of the Company's fiscal year ended December 31, 1996. Information regarding the Company's executive officers required by Item 10 is included in Part I of this Annual Report on Form 10-K as permitted by General Instruction G(3) to Form 10-K. Information required by this Item concerning compliance with Section 16(a) of the Securities Act of 1934 is included in the proxy statement under the section entitled "Security Ownership of Certain Beneficial Owners and Management," and such information is incorporated herein by reference.


ITEM 11.  EXECUTIVE COMPENSATION

    The information required by Item 11 is incorporated herein by reference to the section entitled "Compensation of Executive Officers and Directors" in the Company's proxy statement for its 1997 Annual Meeting of Shareholders which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days of the Company's fiscal year ended December 31, 1996.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The information required by Item 12 is incorporated herein by reference to the section entitled "Security Ownership of Certain Beneficial Owners and Management" in the Company's proxy statement for its 1997 Annual Meeting of Shareholders which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days of the Company's fiscal year ended December 31, 1996.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    The information required by Item 13 is incorporated herein by reference to the section entitled "Certain Transactions" in the Company's proxy statement for its 1997 Annual Meeting of Shareholders which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days of the Company's fiscal year ended December 31, 1996.

                                       PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) Documents filed as a part of this Report:

    1.   FINANCIAL STATEMENTS  and   2.    SCHEDULES

    The response to this portion of Item 14 is set forth beginning on page 15 of this report.

    3. EXHIBITS. See Exhibit Index included as part of this report, which is incorporated herein by reference.

(b) REPORTS ON FORM 8-K

    The Company filed a Form 8-K dated December 19, 1996 with the Commission stating that Steve Katkin resigned as a director of the Company and that Richard L. Ennen was appointed to fill this vacancy.

                                      SIGNATURES

    Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, Odd's-N-End's, Inc. has duly caused this Annual Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            Odd's-N-End's, Inc.

Date: April 24, 1997                   By: /s/
                                           ------------------------------
                                              James A. Patineau
                                              Chief Financial Officer

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Odd's-N-End's, Inc. and in the capacities and on the dates indicated.

Signature                         Title                         Date
---------                         -----                         ----

/s/                     Chairman, President and            April 24, 1997
--------------------    Director
Mark H. Ravich


/s/                     Chief Financial Officer            April 24, 1997
--------------------    and Secretary (principal
James A. Patineau       financial and accounting officer)

/s/                     Chief Operating Officer and        April 24, 1997
--------------------    Director
Robert R. Langer

/s/                     Director                           April 24, 1997
--------------------
Richard L. Ennen

                                 Odd's-N-End's, Inc.
                                  (the "Registrant")

                                    Exhibit Index
                                          To
                           1996 Annual Report on Form 10-K


Exhibit
No.           Description
--------      -----------

2.1      -    Debtor's Second Amended Plan of Reorganization (4)

3.1      -    Certificate of Incorporation of Registrant (1)

3.2      -    Certificate of Amendment of Certificate of Incorporation of
              Registrant (1)

3.2A     -    Certificate of Amendment of Certificate of Incorporation of
              Registrant filed on 12/28/94 (5)

3.3      -    Certificate of Ownership and Merger merging Odd's-N-End's, Inc.
              (New York) into Odd's-N-End's, Inc. (Delaware) (1)

3.4      -    By-Laws of Registrant (1)

4.1      -    Specimen Common Stock Certificate ($0.07 par value) (5)

10.9     -    Stipulation and Forbearance Agreement dated as of April 29, 1994 between the Company and the Chase Manhattan Bank, N.A. (3)

10.10    -    Supplemental Agreement made as of April 29, 1994 and between the
              Company and the Chase Manhattan Bank, N.A. (3)

10.11    -    Order of Confirmation of Bankruptcy (5)

10.12    -    Amendment to Supply Agreement (5)

10.13    -    Loan Agreement with Chase Manhattan Bank N.A. dated December 28,
              1994 (6)

10.14    -    Loan and Security Agreement with Universal International dated
              February 28, 1995 (6)

Exhibit
No.           Description
--------      -----------

10.14.1   -   Alonge to Revolving Note with Universal International (7)

10.14.2   -   Alonge dated July 30, 1996 to Revolving Note with Universal
              International (8)

22.1      -   Subsidiaries of Registrant (2)
------------

(1) Filed as an Exhibit to the Registrant's Registration Statement on Form S-18 (SEC File No. 33-44256 NY).

(2) Filed as an Exhibit to the Registrant's Annual Report on Form 10-K for its Fiscal Year ended January 31, 1992 (SEC File No. 0-19908).

(3) Filed as an Exhibit to the Registrant's Annual Report on Form 10-K for its Fiscal Year ended January 31, 1994 (SEC File No. 0-19908).

(4) Filed as an Exhibit to the Registrant's Quarterly Report on Form 10-Q for its Fiscal Quarter ended October 31, 1994 (SEC File No. 0-19908).

(5) Filed as an Exhibit to the Registrant's Current Report on Form 8-K dated December 28, 1994 (SEC File No. 0-19908).

(6) Filed as an Exhibit to the Registrant's Annual Report on Form 10-K for its Transition Period from February 1, 1994 to December 31, 1994 (SEC File No. 0-19908).

(7) Filed as an Exhibit to the Registrant's Annual Report on Form 10-K for its fiscal year ended December 31, 1995 (SEC File No. 0-19908).

(8) Filed as an Exhibit to the Registrant's Quarterly Report on Form 10-Q for its Fiscal Quarter ended June 30, 1996 (SEC File No. 0-19908).