Form 10-Q
period 1997-03-31
ODDS N ENDS INC
filed 1997-05-15
CIK 808598

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

/X/  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1997

/ /  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934.

For the transition period from ____________________ to ________________________.

Commission file number 0-19908
                       ---------------------------------------------------------

                               ODD'S-N-END'S, INC.
--------------------------------------------------------------------------------

          DELAWARE                                              16-1205515
----------------------------                                 ----------------
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                              Identification No.)

5000 Winnetka Avenue North, New Hope, Minnesota                    55428
-----------------------------------------------                  ----------
    (Address principal executive offices)                        (Zip Code)

Registrant's telephone number, including area code (612) 533-1169
                                                  ------------------------------

Indicate by check mark whether the registrant (1) has filed reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. / / Yes /X/ No

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by the court /x/ Yes / / No

As of May 5, 1997, 4,724,048 shares of the Company's Common Stock (par value $.07) were outstanding.

                               ODD'S-N-END'S, INC.
                                    FORM 10-Q
                                      INDEX

PART I.   FINANCIAL INFORMATION

         Item 1.   Financial Statements

           Consolidated Balance Sheets at March 31, 1997 (Unaudited)
             and December 31, 1996                                          3

           Consolidated Statements of Operations (Unaudited)
             for the Three Months Ended March 31, 1997 and 1996             4

           Consolidated Statements of Cash Flows (Unaudited)
             for the Three Months Ended March 31, 1997 and 1996             5

           Notes to Consolidated Financial Statements (Unaudited)           6

         Item 2.   Management's Discussion & Analysis of Financial
                     Condition and Results of Operations                    7


PART II.   OTHER INFORMATION

         Item 1.  Legal Proceedings                                        10

         Item 2.  Changes in Securities                                    10

         Item 3.  Defaults upon Senior Securities                          10

         Item 4.  Submission of Matters to Vote of Security Holders        10

         Item 5.  Other Information                                        10

         Item 6.  Exhibits and Reports on Form 8-K                         10

Authorized Signature                                                       11

                               ODD'S-N-END'S, INC.
                           CONSOLIDATED BALANCE SHEETS
                      (In thousands, except per share data)

                                                                           March 31,          December 31,
         ASSETS                                                              1997                 1996
         ------                                                           -----------         ----------
                                                                          (Unaudited)
Current assets:
    Cash                                                                      $   271           $   144
    Inventories                                                                 4,121             4,096
    Other current assets                                                          206               206
                                                                              -------           -------
         Total current assets                                                   4,598             4,446

Property and equipment, net                                                     1,922             1,979

Other assets                                                                       11                11
                                                                              -------           -------
            Total assets                                                      $ 6,531           $ 6,436
                                                                              =======           =======

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIENCY)

Current liabilities:
    Current maturities of long-term debt                                      $ 1,306           $   387
    Demand note payable - shareholder                                           4,904             3,602
    Accounts payable                                                              558               688
    Accrued expenses                                                            1,165             1,399
                                                                              -------           -------
         Total current liabilities                                              7,933             6,076

Long-term debt, net                                                              --               1,276
                                                                              -------           -------

            Total liabilities                                                   7,933             7,352
                                                                              -------           -------

Shareholders' equity (deficiency):
    Common stock, $.07 par value, 20,000 shares
         authorized, 4,724 issued and outstanding                                 331               331
    Additional paid-in capital                                                  1,607             1,607
    Accumulated deficit                                                        (3,340)           (2,854)
                                                                              -------           -------
         Total shareholders' equity (deficiency)                               (1,402)             (916)
                                                                              -------           -------

              Total liabilities and shareholders'
                  equity (deficiency)                                         $ 6,531           $ 6,436
                                                                              =======           =======


     See accompanying notes to unaudited consolidated financial statements.

                               ODD'S-N-END'S, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                      (In thousands, except per share data)

                                                                  Three Months Ended
                                                              ---------------------------
                                                              March 31,         March 31,
                                                                1997               1996
                                                              -----------       ----------
Sales                                                          $  4,604           $ 4,669

Cost of goods sold                                                2,904             3,166
                                                              -----------       ----------

        Gross margin                                              1,700             1,503

Operating expenses                                                2,020             2,103
                                                              -----------       ----------

        Loss from operations                                       (320)             (600)

Interest expense                                                    166               126
                                                              -----------       ----------

        Net loss                                               $   (486)          $  (726)
                                                              ===========       ==========

Net loss per share                                             $   (.10)          $  (.15)
                                                              ===========       ==========

Weighted average common shares outstanding                        4,724             4,724
                                                              ===========       ==========


     See accompanying notes to unaudited consolidated financial statements.

                               ODD'S-N-END'S, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (In thousands)

                                                                         Three Months Ended
                                                                     ---------------------------
                                                                      March 31,         March 31,
                                                                        1997               1996
                                                                    -----------       ----------
Cash flows from operating activities:
      Net loss                                                      $  (486)             $(726)
      Adjustments to reconcile net loss to
              net cash used by operating activities:
         Depreciation and amortization                                   57                 51
         Provision for inventory shrink                                  85                 93
         Changes in operating assets and liabilities:
            Inventories                                                (110)               174
            Other current assets                                       --                   24
            Accounts payable                                           (130)              (502)
            Accrued expenses                                           (234)                92
                                                                    -----------       ----------
         Net cash used for operating activities                        (818)              (794)
                                                                    -----------       ----------

Cash flows from investing activities:
        Acquisition of property and equipment, net                     --                  (58)
                                                                    -----------       ----------
           Net cash used for investing activities                      --                  (58)
                                                                    -----------       ----------

Cash flows from financing activities:
         Proceeds from demand note payable, net                       1,302                911
         Repayment of long-term debt                                   (357)              (357)
                                                                    -----------       ----------
         Net cash provided by financing activities                      945                554
                                                                    -----------       ----------

Increase (decrease) in cash                                             127               (298)

Cash - beginning of period                                              144                760
                                                                    -----------       ----------

Cash - end of period                                                $   271              $ 462
                                                                    ===========       ==========


     See accompanying notes to unaudited consolidated financial statements.

                               ODD'S-N-END'S, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                 (In thousands)


NOTE 1. - BASIS OF PRESENTATION

         The financial statements included in this Form 10-Q have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed, or omitted, pursuant to such rules and regulations. These financial statements should be read in conjunction with the financial statements and related notes included in the Company's 1996 Form 10-K.

         The financial statements presented herein as of March 31, 1997 and for the three months then ended reflect, in the opinion of management, all adjustments necessary, consisting of normal recurring items, for a fair presentation of financial position and the results of operations for the periods presented. The results of operations for any interim period are not necessarily indicative of results for the full year.

NOTE 2. - RELATED PARTY TRANSACTIONS

         During the three months ended March 31, 1997 and 1996, the Company purchased merchandise of $3,025 and $2,843, respectively, from Universal International, Inc. ("Universal") pursuant to a supply agreement between the parties. Universal owns 40.5% of the outstanding common stock of the Company. The supply agreement allows for, among other things, Universal to achieve a gross profit margin of approximately 15.25% on the merchandise sold to the Company.

         The Company entered into a discretionary revolving note agreement with Universal in February 1995. The agreement, as amended, allows for borrowings up to $5,000 with interest payable at prime plus 2.5%. Outstanding borrowings under this agreement were $4,904 at March 31, 1997 and $3,602 at December 31, 1996. Borrowings are subordinated to the bank notes and collateralized by a second security interest in substantially all assets of the Company. Total interest charged by Universal pursuant to the note agreement was $126 and $76 during the three months ended March 31, 1997 and 1996, respectively.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

General

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

Forward Looking Information

         Information contained in this Form 10-Q contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, which can be identified by the use of forward-looking terminology such as "may", "will", "expect", "plan", "anticipate", "estimate", or "continue" or the negative thereof or other variations thereon or comparable terminology. There are certain important factors that could cause results to differ materially from those anticipated by some of these forward-looking statements. Investors are cautioned that all forward-looking statements involve risks and uncertainty. The factors, among others, that could cause actual results to differ materially include: the ability of Universal to obtain new financing, the Company's ability to execute its business plan, competitive pressures on sales and pricing, increases in other costs which cannot be recovered through improved pricing of merchandise, and the adverse effect of weather conditions on retail sales.

Results of Operations

         The following table sets forth, for the periods indicated, certain items from the Company's operating statement data expressed as a percentage of sales.

                                                       Three Months Ended
                                                           March 31,
                                                       ------------------
                                                       1997             1996

Sales..............................................   100.0%           100.0%
Cost of goods sold.................................     63.1             67.8
                                                      ------           ------
       Gross margin................................     36.9             32.2
Operating expenses.................................     43.9             45.0
                                                      ------           ------
Loss from operations...............................     (7.0)           (12.8)
Interest expense...................................      3.6              2.7
                                                      -------          -------
Net loss...........................................    (10.6%)          (15.5%)
                                                     ========          =======

         Sales for the three months ended March 31, 1997 were $4,604,000, a 1.4% decrease from sales of $4,669,000 for the same period in the prior year.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
        (Continued)

         Gross margin for the three months ended March 31, 1997 was $1,700,000, a 13.1% increase from the gross margin of $1,503,000 for the prior period. Gross margin, as a percent of sales, increased to 36.9% for the quarter ended March 31, 1997, compared to 32.2% for the same quarter of the prior fiscal year. The increase in gross margin was primarily due to a reduction in markdowns of seasonal merchandise during the first quarter of 1997 compared to the first quarter of 1996. In addition, changes in merchandise mix on purchases from Universal has resulted in lower product costs and improved gross margin.

         Operating expenses for the three months ended March 31, 1997 decreased 3.9% to $2,020,000 compared to $2,103,000 for the same period in the prior year. Operating expenses, as a percent of sales, decreased to 43.9% for the first quarter of 1997, compared to 45.0% for the first quarter of the prior year. The decrease in operating expenses resulted from the elimination of certain corporate overhead costs associated with the Buffalo, New York corporate office and warehouse, which was sold during the third quarter of 1996. This decrease was offset by increased advertising costs resulting from management's decision to increase the frequency and distribution of its circular insert ads.

         The Company's interest expense for the three months ended March 31, 1997 was $166,000, a 31.7% increase from interest expense of $126,000 in the prior year's first quarter. This increase reflects the increase in borrowings from Universal to fund the Company's continuing operating losses.

         There was no income tax benefit from the losses for the three months ended March 31, 1997 and 1996, since there is no remaining net operating loss carryback available, and the net benefit attributed to the net operating losses being carried forward has been fully offset by a valuation allowance.

Liquidity and Capital Resources

         In February 1995, the Company entered into a demand discretionary revolving credit facility with Universal which, as amended, provides for borrowings of up to $5 million with interest payable at prime plus 2.5% (10.75% at March 31, 1997 and at December 31, 1996). Borrowings are collateralized by substantially all of the Company's assets subject, however, to the terms of a subordination agreement executed by the Company, Universal and Chase Manhattan Bank, N.A. (the "Bank"). Outstanding borrowings under this agreement were $4,904,000 at March 31, 1997 and $3,602,000 at December 31, 1996.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
        (Continued)

         The Company used $818,000 for operating activities during the first quarter of 1997, primarily as a result of a $486,000 net loss. The use of cash for operating activities and the repayment of $357,000 of long-term debt were funded principally by a $1.3 million increase in the demand note payable to Universal.

         Since the filing of its bankruptcy petition in May 1994, the Company has closed 31 of its retail outlets, including one in January 1996, and is presently operating a total of 22 retail outlets. At the present time, management has not initiated any plan to close specific locations but will continue to evaluate the performance of each of the remaining stores. The Company does not plan to open any additional stores in the foreseeable future. The Company expects 1997 property and equipment additions to be insignificant since the Company has completed its store remodeling program.

         On March 3, 1997, Universal's lender under its revolving credit agreement declared Universal in default of several provisions of its loan agreement. The loan is continuing subject to monthly renewals; however, the lender has reduced the amount of the credit line. Universal is currently negotiating with a number of potential lenders in an effort to obtain new financing to replace this revolving credit agreement and to replace the Company's bank notes payable, which include balloon payments of $1,276,000 on January 2, 1998.

         As Universal provides funding for the Company under a demand, discretionary revolving note agreement, the Company's viability as a going concern is dependent upon Universal obtaining new financing to replace its revolving credit agreement, upon Universal continuing to provide funding to the Company for its operating cash flow needs, and, ultimately, a return to profitability. There can be no assurance that any of these events will occur.

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


Dated: May 13, 1997
                                               ODD'S-N-END'S, INC.


                                               By:/s/
                                                  -----------------------------
                                                  James A. Patineau
                                                  Secretary and Chief Financial
                                                  Officer
                                                  (principal financial officer)