Form 10-Q
period 1997-06-30
ODDS N ENDS INC
filed 1997-08-14
CIK 808598

                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-Q

( X )    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1997

(   )    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934.

For the transition period from ____________________ to ________________________.

Commission file number           0-19908
                       ---------------------------------------------------------

                                 ODD'S-N-END'S, INC.
      --------------------------------------------------------------------------

                   DELAWARE                                  16-1205515
      --------------------------------------      ------------------------------
           (State or other jurisdiction                  (I.R.S. Employer
          incorporation or organization)                Identification No.)

                 5000 WINNETKA AVENUE NORTH, NEW HOPE, MINNESOTA 55428
      --------------------------------------------------------------------------
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

As of August 1, 1997, 4,724,048 shares of the registrant's Common Stock (par value $.07) were outstanding.

                             ODD'S-N-END'S, INC.
                                  FORM 10-Q
                                    INDEX


PART I.    FINANCIAL INFORMATION

    Item 1.   Financial Statements

      Consolidated Balance Sheets at June 30, 1997
        and December 31, 1996                                               3

      Consolidated Statements of Operations for the
        Three and Six Months Ended June 30, 1997 and 1996                   4

      Consolidated Statements of Cash Flows
        for the Six Months Ended June 30, 1997 and 1996                     5

      Notes to Consolidated Financial Statements                            6

    Item 2.   Management's Discussion & Analysis of Financial
              Condition and Results of Operations                           7


PART II.   OTHER INFORMATION

    Item 1.   Legal Proceedings                                            10

    Item 2.   Changes in Securities                                        10

    Item 3.   Defaults upon Senior Securities                              10

    Item 4.   Submission of Matters to a Vote of Security Holders          10

    Item 5.   Other Information                                            10

    Item 6.   Exhibits and Reports on Form 8-K                             10

Authorized Signature                                                       11

                             ODD'S-N-END'S, INC.
                         CONSOLIDATED BALANCE SHEETS
                    (In thousands, except per share data)


                                                       June 30,     December 31,
     ASSETS                                              1997           1996
                                                     -----------    -----------
                                                     (Unaudited)
Current assets:
     Cash                                               $  222         $  144
     Inventories                                         3,929          4,096
     Other current assets                                  227            206
                                                        ------         ------
       Total current assets                              4,378          4,446

Property and equipment, net                              1,858          1,979

Other assets                                                11             11
                                                        ------         ------
       Total assets                                     $6,247         $6,436
                                                        ------         ------
                                                        ------         ------

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIENCY)

Current liabilities:
     Demand note payable - shareholder                  $6,372         $3,602
     Current maturities of long-term debt                   -             387
     Accounts payable                                      574            688
     Accrued expenses                                    1,229          1,399
                                                        ------         ------
       Total current liabilities                         8,175          6,076

Long-term debt, net                                        -            1,276
                                                        ------         ------
       Total liabilities                                 8,175          7,352
                                                        ------         ------
Shareholders' equity (deficiency):
     Common stock, $.07 par value, 20,000 shares
       authorized, 4,724 issued and outstanding            331            331
     Additional paid-in capital                          1,607          1,607
     Accumulated deficit                                (3,866)        (2,854)
                                                        ------         ------
       Total shareholders' equity (deficiency)          (1,928)          (916)
                                                        ------         ------

       Total liabilities and shareholders'
         equity (deficiency)                            $6,247         $6,436
                                                        ------         ------
                                                        ------         ------

    See accompanying notes to unaudited consolidated financial statements.

                             ODD'S-N-END'S, INC.
                    CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (Unaudited)
                    (In thousands, except per share data)


                                    Three Months Ended        Six Months Ended
                                   --------------------     ---------------------
                                   June 30,    June 30,     June 30,     June 30,
                                     1997        1996         1997         1996
                                   --------    --------     --------     --------
Sales                               $4,753      $4,857       $ 9,357      $ 9,526

Cost of goods sold                   2,987       3,185         5,891        6,351
                                    ------      ------       -------      -------

        Gross margin                 1,766       1,672         3,466        3,175

Operating expenses                   2,099       2,212         4,119        4,315
                                    ------      ------       -------      -------

        Loss from operations          (333)       (540)         (653)      (1,140)

Interest expense                       193         138           359          264
                                    ------      ------       -------      -------

        Net loss                   $  (526)     $ (678)      $(1,012)     $(1,404)
                                    ------      ------       -------      -------
                                    ------      ------       -------      -------

Net loss per share                 $  (.11)     $ (.14)      $  (.21)     $  (.30)
                                    ------      ------       -------      -------
                                    ------      ------       -------      -------

Weighted average common
    shares outstanding               4,724       4,724         4,724        4,724
                                    ------      ------       -------      -------
                                    ------      ------       -------      -------

    See accompanying notes to unaudited consolidated financial statements.

                             ODD'S-N-END'S, INC.
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (Unaudited)
                                (In thousands)

                                                           Six Months Ended
                                                       -----------------------
                                                       June 30,       June 30,
                                                         1997           1996
                                                       --------       --------
Cash flows from operating activities:
   Net loss                                            $(1,012)       $(1,404)
   Adjustments to reconcile net loss to
       net cash used by operating activities:
     Depreciation and amortization                         133            106
     Provision for inventory shrink                        162            209
     Changes in operating assets and liabilities:
       Inventories                                           5           (221)
       Other assets                                        (21)           115
       Accounts payable                                   (114)          (513)
       Accrued expenses                                   (170)           194
                                                       --------       --------
     Net cash used for operating activities             (1,017)        (1,514)
                                                       --------       --------

Cash flows from investing activities:
   Acquisition of property and equipment, net              (12)          (117)
                                                       --------       --------
     Net cash used for investing activities                (12)          (117)
                                                       --------       --------

Cash flows from financing activities:
   Proceeds from demand note payable, net                2,770          1,617
   Repayment of long-term debt                          (1,663)          (367)
                                                       --------       --------
     Net cash provided by financing activities           1,107          1,250
                                                       --------       --------

Increase (decrease) in cash                                 78           (381)

Cash  - beginning of period                                144            760
                                                       --------       --------

Cash - end of period                                   $   222        $   379
                                                       --------       --------
                                                       --------       --------


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

    The financial statements presented herein as of June 30, 1997 and for the six months then ended, reflect, in the opinion of management, all adjustments necessary, consisting of normal recurring items, for a fair presentation of financial position and the results of operations for the periods presented. The results of operations for any interim period are not necessarily indicative of results for the full year.

NOTE 2. - RELATED PARTY TRANSACTIONS

    During the six months ended June 30, 1997 and 1996, the Company purchased merchandise of $5,365 and $6,236, respectively, from Universal International, Inc. ("Universal") pursuant to a supply agreement between the parties. Universal owns 40.5% of the outstanding common stock of the Company. The supply agreement allows for, among other things, Universal to achieve a gross profit margin of approximately 15.25% on the merchandise sold to the Company.

    The Company entered into a discretionary revolving note agreement with Universal in February 1995. The agreement, as amended, allows for borrowings up to $10 million with interest payable at prime plus 2.5%. In June 1997, Universal repaid the Company's $1.3 million bank notes payable. Outstanding borrowings under the agreement were $6,372 at June 30, 1997 and $3,602 at December 31, 1996. Borrowings are collateralized by a security interest in substantially all assets of the Company. Total interest charged by Universal pursuant to the note agreement was $286 and $165 during the six months ended June 30, 1997 and 1996, respectively.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

    Universal provides funding for the Company under a demand discretionary revolving note agreement. On March 3, 1997, Universal's lender under its revolving credit agreement declared Universal in default of several provisions of its loan agreement. In June 1997, Universal obtained new financing to replace its revolving credit agreement, and Universal has continued to provide funding to the Company for its operating cash flow needs (see "Liquidity and Capital Resources").

FORWARD LOOKING INFORMATION

    Information contained in this Form 10-Q contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, which can be identified by the use of forward-looking terminology such as "may", "will", "expect", "plan", "anticipate", "estimate", or "continue" or the negative thereof or other variations thereon or comparable terminology. There are certain important factors that could cause results to differ materially from those anticipated by some of these forward-looking statements. Investors are cautioned that all forward-looking statements involve risks and uncertainty. The factors, among others, that could cause actual results to differ materially include: the Company's ability to execute its business plan, the Company's ability to continue to receive financing and merchandise from Universal, competitive pressures on sales and pricing, increases in other costs which cannot be recovered through improved pricing of merchandise, and the adverse effect of weather conditions on retail sales.

RESULTS OF OPERATIONS

    The following table sets forth, for the periods indicated, certain items from the Company's operating statement data expressed as a percentage of sales.


                                           Three Months Ended         Six Months Ended
                                                 June 30,                 June 30,
                                           -------------------       -------------------
                                            1997         1996         1997         1996
                                           ------       ------       ------       ------
Sales.................................     100.0%       100.0%       100.0%       100.0%
Cost of goods sold....................      62.8         65.6         63.0         66.7
                                          ------       ------       ------        -----
       Gross margin...................      37.2         34.4         37.0         33.3

Operating expenses....................      44.2         45.5         44.0         45.3
                                          ------       ------       ------        -----
Loss from operations..................      (7.0)       (11.1)        (7.0)       (12.0)

Interest expense......................       4.1          2.9          3.8          2.7
                                          ------       ------       ------        -----
Net loss..............................     (11.1%)      (14.0%)      (10.8%)      (14.7%)
                                          ------       ------       ------        -----
                                          ------       ------       ------        -----

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
          (Continued)

    Sales for the three months and six months ended June 30, 1997 were $4,753,000 and $9,357,000, respectively, a 2.1% decrease and a 1.8% decrease from sales for the same periods in the prior year. The decrease in sales was primarily due to supply disruptions that occurred prior to Universal closing on its new credit facility, since Universal supplies substantially all of the Company's merchandise.

    Gross margin for the three months and six months ended June 30, 1997 were $1,766,000 and $3,466,000, respectively, a 5.6% increase and a 9.2% increase from the same periods in the prior year. Gross margin, as a percent of sales, increased to 37.2% and 37.0% for the three months and six months ended June 30, 1997, compared to 34.4% and 33.3% for the same periods of the prior year. The increase in gross margins is primarily due to less markdowns of seasonal merchandise in the first quarter of 1997 compared to the first quarter of 1996. In addition, the Company's change in merchandise mix has resulted in lower product costs and improved margins. Management expects that retail gross margins for the remainder of 1997 will continue to exceed 1996 gross margins.

    Operating expenses for the three months and six months ended June 30, 1997 decreased $113,000 or 5.1% and $196,000 or 4.5%, respectively, from the corresponding periods last year. Operating expenses decreased primarily due to the elimination of certain corporate overhead costs associated with the Buffalo, New York corporate office and warehouse, which was sold during the third quarter of 1996.

    Interest expense for the three months and six months ended June 30, 1997 increased $55,000 or 39.9% and $95,000 or 36.0%, respectively, from the corresponding periods last year. This increase reflects the significant increase in borrowings from Universal to fund the Company's continuing operating losses.

LIQUIDITY AND CAPITAL RESOURCES

    In February 1995, the Company entered into a demand discretionary credit facility with Universal which as amended, allows for borrowings up to $10 million with interest payable at prime plus 2.5% (11.0% at June 30, 1997). Borrowings are collateralized by substantially all assets of the Company. In June 1997, Universal repaid the Company's bank notes payable totaling $1.3 million, which increased the amount due Universal. Outstanding borrowings under the agreement were $6,372,000 at June 30, 1997 and $3,602,000 at December 31, 1996. The Company believes that this agreement will fund its cash flow needs for merchandise purchases and operating expenses for the foreseeable future.

    The Company used $1.0 million for operating activities during the six months ended June 30, 1997, primarily as a result of a $1.0 million net loss. The use of cash for operating activities and the repayment of $1.7 million of long-term debt were funded principally by a $2.8 million increase in the demand note payable to Universal.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
          (Continued)

    Since the filing of its bankruptcy petition in May 1994, the Company has closed 31 of its retail outlets, including one in January 1996, and is presently operating a total of 22 retail outlets. At the present time, management has not initiated any plan to close specific locations but will continue to evaluate the performance of each of the remaining stores. The Company does not plan to open any additional stores in the foreseeable future. The Company expects 1997 property and equipment additions to be insignificant.

    On March 3, 1997, Universal's lender under its revolving credit agreement declared Universal in default of several provisions of its loan agreement. In June 1997, Universal obtained new financing to replace this revolving credit agreement. Universal's new credit agreement, which expires in June 1999, permits Universal to borrow up to $14 million.

PART II.   OTHER INFORMATION


Item 1.    LEGAL PROCEEDINGS

           None.

Item 2.    CHANGES IN SECURITIES

           None.

Item 3.    DEFAULTS UPON SENIOR SECURITIES

           None.

Item 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

           None.

Item 5.    OTHER INFORMATION

           None.

Item 6.    EXHIBITS AND REPORTS ON FORM 8-K

           Exhibit 10.14.3 Amended and Restated Loan and Security Agreement with Universal International, Inc., dated
                              June 6, 1997.

           No Form 8-K's were filed during the quarter ended June 30, 1997.

                            AUTHORIZED SIGNATURES


    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.


Dated: August 13, 1997
                                        ODD'S-N-END'S, INC.


                                        By:
                                           ------------------------------------
                                           James A. Patineau
                                           Secretary and Chief Financial Officer
                                           (principal financial officer)