Form 10-Q
period 1997-09-30
ODDS N ENDS INC
filed 1997-11-14
CIK 808598

                                    UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C. 20549

                                      FORM 10-Q

( X )  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1997

(   )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934.

For the transition period from ____________________ to ________________________.

Commission file number           0-19908
                      ----------------------------------------------------------

                             ODD'S-N-END'S, INC.
      --------------------------------------------------------------------------

                   DELAWARE                                  16-1205515
      --------------------------------------       -----------------------------
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

As of November 10, 1997, 4,724,048 shares of the registrant's Common Stock (par value $.07) were outstanding.

                             ODD'S-N-END'S, INC.
                                  FORM 10-Q
                                    INDEX


PART I.   FINANCIAL INFORMATION

    Item 1.   Financial Statements

      Consolidated Balance Sheets at September 30, 1997
       and December 31, 1996                                              3

      Consolidated Statements of Operations for the
       Three and Nine Months Ended September 30, 1997 and 1996            4

      Consolidated Statements of Cash Flows
       for the Nine Months Ended September 30, 1997 and 1996              5

      Notes to Consolidated Financial Statements                          6

    Item 2.   Management's Discussion & Analysis of Financial
               Condition and Results of Operations                        7


PART II.   OTHER INFORMATION

    Item 1.  Legal Proceedings                                            10

    Item 2.  Changes in Securities                                        10

    Item 3.  Defaults upon Senior Securities                              10

    Item 4.  Submission of Matters to a Vote of Security Holders          10

    Item 5.  Other Information                                            10

    Item 6.  Exhibits and Reports on Form 8-K                             10

Authorized Signature                                                      11

                             ODD'S-N-END'S, INC.
                         CONSOLIDATED BALANCE SHEETS
                    (In thousands, except per share data)

                                                      September 30,        December 31,
      ASSETS                                                 1997               1996
      ------                                          ------------         -----------
                                                      (Unaudited)
Current assets:
   Cash                                                $  251               $  144
   Inventories                                          5,087                4,096
   Other current assets                                   185                  217
                                                        -----                -----
       Total current assets                             5,523                4,457

Property and equipment, net                             1,793                1,979
                                                        -----                -----

         Total assets                                  $7,316               $6,436
                                                        -----                -----
                                                        -----                -----

LIABILITIES AND SHAREHOLDERS' DEFICIENCY
----------------------------------------

Current liabilities:
   Demand note payable - shareholder                   $9,082               $3,602
   Current maturities of long-term debt                   -                    387
   Accounts payable                                       546                  688
   Accrued expenses                                       572                1,399
                                                        -----                -----
       Total current liabilities                       10,200                6,076

Long-term debt, net                                       -                  1,276
                                                       ------                -----

         Total liabilities                             10,200                7,352
                                                       ------                -----

Shareholders' deficiency:
   Common stock, $.07 par value, 20,000 shares
     authorized, 4,724 issued and outstanding             331                  331
   Additional paid-in capital                           1,607                1,607
   Accumulated deficit                                 (4,822)              (2,854)
                                                        -----                -----
       Total shareholders' deficiency                  (2,884)                (916)
                                                        -----                -----

         Total liabilities and shareholders'
            deficiency                                 $7,316               $6,436
                                                        -----                -----
                                                        -----                -----

        See accompanying notes to unaudited consolidated financial statements.

                             ODD'S-N-END'S, INC.
                    CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (Unaudited)
                    (In thousands, except per share data)

                                      Three Months Ended          Nine Months Ended
                                          September 30,                September 30,
                                     ---------------------        ----------------------
                                       1997         1996            1997          1996
                                     --------     --------        --------      --------
Sales                                $5,237       $4,876          $14,594       $14,402

Cost of goods sold                    3,540        3,176            9,431         9,527
                                      -----        -----            -----         -----

     Gross margin                     1,697        1,700            5,163         4,875

Operating expenses                    2,440        2,002            6,559         6,317
                                      -----        -----            -----         -----

     Loss from operations              (743)        (302)          (1,396)       (1,442)

Interest expense                        213          152              572           416
                                      -----        -----            -----         -----

     Net loss                        $ (956)      $ (454)         $(1,968)      $(1,858)
                                      -----        -----           ------        ------
                                      -----        -----           ------        ------

Net loss per share                   $ (.20)      $ (.10)         $  (.42)      $  (.39)
                                      -----        -----            -----         -----
                                      -----        -----            -----         -----

Weighted average common
  shares outstanding                  4,724        4,724            4,724         4,724
                                      -----        -----            -----         -----
                                      -----        -----            -----         -----


    See accompanying notes to unaudited consolidated financial statements.

                             ODD'S-N-END'S, INC.
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (Unaudited)
                                (In thousands)

                                                            NINE MONTHS ENDED
                                                      ---------------------------------
                                                      September 30,       September 30,
                                                          1997                1996
                                                       ----------          ----------
Cash flows from operating activities:
   Net loss                                            $(1,968)            $(1,858)
   Adjustments to reconcile net loss to
        net cash used by operating activities:
       Depreciation and amortization                       199                 162
       Provision for inventory shrink                      249                 328
       Changes in operating assets and liabilities:
        Inventories                                     (1,240)               (388)
        Other assets                                        32                 198
        Accounts payable                                  (142)               (345)
        Accrued expenses                                  (827)                182
                                                       -------             -------
       Net cash used for operating activities           (3,697)             (1,721)
                                                       -------             -------

Cash flows from investing activities:
   Acquisition of property and equipment                   (13)               (384)
                                                       -------             -------
       Net cash used for investing activities              (13)               (384)
                                                       -------             -------

Cash flows from financing activities:
   Proceeds from demand note payable, net                5,480               2,001
   Repayment of long-term debt                          (1,663)               (377)
                                                       -------             -------
    Net cash provided by financing activities            3,817               1,624
                                                       -------             -------

Increase (decrease) in cash                                107                (481)

Cash  - beginning of period                                144                 760
                                                       -------             -------

Cash - end of period                                   $   251              $  279
                                                       -------             -------
                                                       -------             -------

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

    The financial statements presented herein as of September 30, 1997 and for the nine months then ended, reflect, in the opinion of management, all adjustments necessary, consisting of normal recurring items, for a fair presentation of financial position and the results of operations for the periods presented. The results of operations for any interim period are not necessarily indicative of results for the full year.

NOTE 2. - RELATED PARTY TRANSACTIONS

    During the nine months ended September 30, 1997 and 1996, the Company purchased merchandise of $9,874 and $9,315, respectively, from Universal International, Inc. ("Universal") pursuant to a supply agreement between the parties. Universal owns 40.5% of the outstanding common stock of the Company. The supply agreement allows for, among other things, Universal to achieve a gross profit margin of approximately 15.25% on the merchandise sold to the Company.

    The Company entered into a discretionary revolving note agreement with Universal in February 1995. The agreement, as amended, allows for borrowings up to $10 million with interest payable at prime plus 2.5%. Outstanding borrowings under the agreement were $9,082 at September 30, 1997 and $3,602 at December 31, 1996. Borrowings are collateralized by a security interest in substantially all assets of the Company. Total interest charged by Universal pursuant to the note agreement was $499 and $268 during the nine months ended September 30, 1997 and 1996, respectively.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

    Universal provides funding for the Company under a demand discretionary revolving note agreement. On March 3, 1997, Universal's lender under its previous revolving credit agreement declared Universal in default of several provisions of its loan agreement. In June 1997, Universal obtained new financing to replace its revolving credit agreement, and Universal has continued to provide funding to the Company for its operating cash flow needs (see "Liquidity and Capital Resources").

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

                                 Three Months Ended          Nine Months Ended
                                   September 30,               September 30,
                                 -----------------           -----------------
                                 1997         1996           1997         1996
                                 ----         ----           ----         ----

Sales........................    100.0%       100.0%         100.0%       100.0%

Cost of goods sold...........     67.6         65.1           64.6         66.2
                                 -----        -----          -----        -----

    Gross margin.............     32.4         34.9           35.4         33.8

Operating expenses...........     46.6         41.1           45.0         43.8
                                 -----        -----          -----        -----

Loss from operations.........    (14.2)        (6.2)          (9.6)       (10.0)

Interest expense.............      4.1          3.1            3.9          2.9
                                 -----        -----          -----        -----

Net loss.....................    (18.3%)       (9.3%)        (13.5%)      (12.9%)
                                 -----        -----          -----        -----
                                 -----        -----          -----        -----

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
          (Continued)

    Sales for the three months and nine months ended September 30, 1997 were $5,237,000 and $14,594,000, respectively, a 7.4% increase and a 1.3% increase from sales for the same periods in the prior year. The increase in sales was primarily due to aggressive advertising and improvements in merchandise mix and inventory levels during the third quarter of 1997. Sales during the first six months of 1997 were 1.8% lower than the same period of 1996 due to supply disruptions that occurred prior to Universal closing on its new credit facility, since Universal supplies substantially all of the Company's merchandise. Although sales increased during the third quarter of 1997, the supply disruptions continued to negatively impact third quarter sales.

    Gross margin for the three months and nine months ended September 30, 1997 were $1,697,000 and $5,163,000, respectively, a 0.2% decrease and a 5.9%
increase from the same periods in the prior year. Gross margin, as a percent of sales, decreased to 32.4% for the three months ended September 30, 1997, and increased to 35.4% for the nine months ended September 30, 1997, compared
to 34.9% and 33.8% for the same periods of the prior  year.   The decrease in
gross margin during the third quarter of 1997 was due to increased promotional pricing and due to the lack of higher margin import merchandise as a result of supply disruptions. The increase in gross margin for the first nine months of 1997 was primarily due to less markdowns of seasonal merchandise in the first quarter of 1997 compared to the first quarter of 1996.

    Operating expenses for the three months and nine months ended September 30, 1997 increased $438,000 or 21.9% and $242,000 or 3.8%, respectively, from the corresponding periods last year. The increases resulted primarily from increased advertising costs and from higher hourly wages in 1997. These increases were partially offset by decreases due to the elimination of certain corporate overhead costs associated with the Buffalo, New York corporate office and warehouse, which was sold during the third quarter of 1996.

    Interest expense for the three months and nine months ended September 30, 1997 increased $61,000 or 40.1% and $156,000 or 37.5%, respectively, from the corresponding periods last year. This increase reflects the significant increase in borrowings to fund the Company's continuing operating losses.

LIQUIDITY AND CAPITAL RESOURCES

    In February 1995, the Company entered into a demand discretionary credit facility with Universal which, as amended, allows for borrowings up to $10 million with interest payable at prime plus 2.5% (11.0% at September 30, 1997). Borrowings are collateralized by substantially all assets of the Company. In June 1997, Universal repaid the Company's long-term debt totaling $1.3 million, which increased the amount due Universal. The Company believes that this agreement will fund its cash flow needs for merchandise purchases and operating expenses for the foreseeable future. The

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
          (Continued)

Company expects to decrease the amount owed to Universal during the fourth quarter of 1997 due to strong seasonal sales and due to an anticipated decrease in inventory levels as of December 31, 1997.

    As Universal provides funding for the Company under a demand, discretionary revolving note agreement, the Company's viability as a going concern is dependent upon Universal continuing to provide funding to the Company for its operating cash flow needs, and, ultimately, a return to profitability.

    The Company used $3.7 million for operating activities during the nine months ended September 30, 1997, primarily as a result of a $2.0 million net loss and a $1.2 million increase in inventories. The use of cash for operating activities and the repayment of $1.7 million of long-term debt were funded principally by a $5.5 million increase in the demand note payable to Universal.

    Since the filing of its bankruptcy petition in May 1994, the Company has closed 31 of its retail outlets and is presently operating a total of 22 retail outlets. At the present time, management has not initiated any plan to close specific locations but will continue to evaluate the performance of each of the remaining stores. The Company does not plan to open any additional stores in the foreseeable future. The Company expects property and equipment additions to be insignificant during the fourth quarter of 1997.

PART II.   OTHER INFORMATION


Item 1.  LEGAL PROCEEDINGS

         None.

Item 2.  CHANGES IN SECURITIES

         None.

Item 3.  DEFAULTS UPON SENIOR SECURITIES

         None.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The Company held its annual meeting on July 22, 1997 in Minneapolis, Minnesota. The Company solicited proxies and filed definitive proxy statements with the Commission pursuant to Regulation 14A. The matters voted upon at that meeting and the votes cast were as follows:

              Proposal                                           Vote
              --------                                 For      Against  Abstain
                                                       ---      -------  -------
         (1)  The election of the following people
              to the Board of Directors:

              Mark H. Ravich                         2,770,521   18,999     0
              Robert R. Langer                       2,750,370   39,150     0
              Richard L. Ennen                       2,750,370   39,150     0

         (2)  Ratification of the appointment of
              Coopers & Lybrand L.L.P. as the
              Company's independent auditors for
              fiscal year ending December 31, 1997   2,773,741    6,515   9,264

Item 5.  OTHER INFORMATION

         None.

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

         No Form 8-K's were filed during the quarter ended September 30, 1997.

                            AUTHORIZED SIGNATURES


    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 14, 1997
                                       ODD'S-N-END'S, INC.


                                       By: /s/ Mark H. Ravich
                                           -------------------------------------
                                            Mark H. Ravich
                                            Secretary and President
                                            (principal financial officer)