Form 10-K405
period 1997-12-31
ODDS N ENDS INC
filed 1998-03-31
CIK 808598

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

FOR THE TRANSITION PERIOD FROM               TO

                         COMMISSION FILE NUMBER 0-19908
                            ------------------------

                              ODD'S-N-END'S, INC.

             (Exact name of registrant as specified in its charter)

             DELAWARE                   16-1205515
  (State or other jurisdiction of    (I.R.S. Employer
  incorporation or organization)      Identification
                                           No.)
    5000 WINNETKA AVENUE NORTH,            55428
        NEW HOPE, MINNESOTA             (Zip Code)
  (Address of principal executive
             offices)

                                 (612) 533-1169

              Registrant's telephone number, including area code:

        Securities registered pursuant to Section 12(b) of the Act: None

          Securities registered pursuant to section 12(g) of the Act:

                              TITLE OF EACH CLASS

                    COMMON STOCK, $0.07 PAR VALUE PER SHARE

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subjected to
such filing requirements for the past 90 days. /X/ Yes   / / No

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

    Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to distribution of securities under a plan
confirmed by the Court. /X/ Yes   / / No

    As of March 17, 1998, 4,724,048 shares of Common Stock were outstanding of which 2,810,809 shares were held by non-affiliates and the aggregate market value of the shares (based upon the $.32 average bid and ask price on that date on the NASDAQ Bulletin Board) held by non-affiliates was approximately $899,000.

                      DOCUMENTS INCORPORATED BY REFERENCE

1. The Registrant's Report on Form 8-K dated February 1, 1996 is incorporated by reference in Part II, Item 9 of this Form 10-K.

2. Portions of the Registrant's definitive proxy statement to be filed pursuant to Regulation 14A are incorporated by reference in Part III, Items 10 through 13 of this Form 10-K.

3. The Registrant's Report on Form 8-K/A dated January 8, 1998 is incorporated by reference in Part II, Item 9 of this Form 10K.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1. BUSINESS

GENERAL

    Odd's-N-End's, Inc. (the "Company") is engaged in operating a chain of retail stores that sell a wide assortment of "close-out" and "discount" consumer goods. "Close-out" merchandise consists of new, often brand name products, which typically are excess inventory, discontinued merchandise or merchandise in discontinued packaging. "Discount" merchandise generally consists of items bought at regular wholesale prices which are offered to consumers for less than the prices generally charged at other full price retail stores. During 1997 the Company owned and operated 22 retail stores located in New York state.

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

    The Company has experienced declining operating results and liquidity constraints. In addition, Universal has experienced negative operating results and liquidity constraints during 1997 and 1996. The Company's viability as a going concern is dependent upon the Company returning to profitability or obtaining additional financing. As Universal provides funding for the Company under a demand, discretionary revolving note agreement (see Note 5), the Company's viability as a going concern is also dependent upon Universal continuing to provide funding to the Company for its operating cash flow needs.

    The Company's continuing losses, as well as the above described conditions, raise substantial doubt about the Company's ability to continue as a going concern.

    Subsequent to December 31, 1997, 99 CENTS Only Stores, which current owns 48% of Universal's outstanding common stock, made an offer to purchase all issued and to-be-issued shares of the Company's common stock for approximately $830,000. If completed as proposed, management believes that 99 CENTS Only Stores will provide sufficient funding for the Company's operating cash flow needs for the foreseeable future. However, this transaction is contingent upon the approval of the stockholders and other customary closing conditions and should not be relied upon as a source of funding for future cash flow requirements.

PURCHASING

    The Company purchases substantially all of its merchandise from Universal under the terms of a supply agreement. This agreement permits Universal to achieve a gross margin of approximately 15.25% on the merchandise sold to the Company. As a result of this arrangement, the Company is highly dependent upon Universal's ability to obtain merchandise.

SEASONALITY

    The Company's business is affected by the pattern of seasonality common to most retail businesses, in particular the Christmas selling season. Quarterly results are affected by, among other things, the timing of holidays, new store openings and sales performance of existing stores.

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

EMPLOYEES

    At March 13, 1998, the Company had 66 full-time and 243 part-time employees. None of the Company's employees are covered by a collective bargaining agreement.

ITEM 2. PROPERTIES

    The Company leases all of its retail store locations. As of December 31, 1997, the Company leased approximately 220,000 square feet of retail space for its 22 operating stores, an average of 10,000 square feet per store. All of the stores are located in the State of New York with the majority of the stores located in or near the Buffalo metropolitan area. The stores are predominantly in strip shopping centers. The store leases expire at varying times from January 1999 to January 2004. Some of these leases have renewal options.

ITEM 3. LEGAL PROCEEDINGS

    The Company experiences routine litigation in the normal course of its business. The Company does not believe that any pending litigation will have a material adverse effect on the financial condition, results of operations or cash flows of the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    No matters were submitted to a vote of the security holders during the fourth quarter ended December 31, 1997.

ITEM 4A. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

    The following table sets forth the names, ages and positions of the directors and executive officers of the Company.

NAME                                                                  AGE                       POSITION
----------------------------------------------------------------      ---      ------------------------------------------
Richard L. Ennen................................................          45   President and Director
Robert R. Langer................................................          42   Chief Operating Officer and Director
Dennis A. Hill..................................................          34   Chief Financial Officer

    Each director is elected to hold office until the next annual meeting of shareholders and until his successor is elected and qualified. Executive officers are elected annually and serve at the discretion of the Board of Directors.

    Mr. Richard L. Ennen became President of the Company in January 1998, and was appointed to the Board of Directors of the Company on December 19, 1996. Mr. Ennen has been the Chief Executive Officer of Universal since January 1998, a Director of Universal since 1997, and the President of

Only Deals, Inc. (a wholly owned subsidiary of Universal) since October 1996. Mr. Ennen joined Only Deals, Inc. in September 1996, as Executive Vice President and General Merchandising Manager. From 1992 to September 1996, Mr. Ennen was Director of Retail Merchandising and Retail Operations for Holiday Companies, a large grocery, wholesale and gasoline company based in Bloomington, Minnesota.

    Mr. Robert R. Langer became Chief Operating Officer of the Company in August 1996, and was appointed to the Board of Directors of the Company on March 13, 1995. Mr. Langer has been the Chief Operating Officer of Only Deals, Inc. since September 29, 1994 and a Director of Universal since January 1998. Mr. Langer joined Only Deals, Inc. in February 1992 as Vice President-Retail Operations.

    Mr. Dennis A. Hill became Chief Financial Officer of the Company in January 1998. Mr. Hill has been Chief Financial Officer of Universal International, Inc. since January 1998. Mr. Hill joined Universal in January 1996 as Corporate Controller. From January 1994 to January 1996, Mr. Hill was Manager of Financial Reporting for Damark International, Inc., a mail order retailer. From September 1986 to January 1994, Mr. Hill was employed by Touche Ross/Deloitte & Touche, an international accounting firm, where he served as Audit Manager from September 1991.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

    The Company's common stock is quoted on the OTC Bulletin Board. The following table sets forth the high and low bid price of the common stock as reported on the OTC Bulletin Board for the periods listed.

                                                                                                     HIGH        LOW
                                                                                                   ---------  ---------
Year Ended December 31, 1996
  First Quarter..................................................................................  $    0.25  $    0.25
  Second Quarter.................................................................................  $    0.25  $    0.06
  Third Quarter..................................................................................  $    0.06  $    0.03
  Fourth Quarter.................................................................................  $    0.04  $    0.03

Year Ended December 31, 1997
  First Quarter..................................................................................  $    0.04  $    0.04
  Second Quarter.................................................................................  $    0.08  $    0.08
  Third Quarter..................................................................................  $    0.08  $    0.08
  Fourth Quarter.................................................................................  $    0.12  $    0.10

    The quotes above reflect inter-dealer prices, without mark-up, mark-down or commission and may not necessarily represent actual transactions.

    The Company's amended Certificate of Incorporation places restrictions on the transfer of the Company's stock by stockholders holding or acquiring 5% or more of the Company's common stock for a two-year period.

    The Company has not paid any cash dividends during the past three fiscal years and does not expect to pay any cash dividends in the foreseeable future. Future dividend policy will depend on the Company's earnings, capital requirements, financial condition and other factors considered relevant by the Board of Directors. The Company's ability to pay dividends is further prohibited by the terms of its agreements with Universal's current lender, Coast Business Credit.

    As of March 21, 1998, there were 763 common stock shareholders of record.

ITEM 6. SELECTED FINANCIAL DATA

    The following is a summary of selected financial data relating to the Company. The Company emerged from Chapter 11 Bankruptcy on December 28, 1994. Accordingly, the financial statements as of such date have been prepared in conformity with AICPA Statement of Position 90-7 "Financial Reporting for Entities in Reorganization Under the Bankruptcy Code," which established a new basis of accounting. As a result, the financial data for prior periods, labeled "Predecessor," are not comparable to the Company.

                                                                   COMPANY
                                                       -------------------------------         PREDECESSOR
                                                                                        -------------------------
                                                                 YEARS ENDED             11 MONTHS
                                                                DECEMBER 31,               ENDED      YEAR ENDED
                                                       -------------------------------  DECEMBER 31,  JANUARY 31,
                                                         1997       1996       1995         1994         1994
                                                       ---------  ---------  ---------  ------------  -----------
                                                                 (IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT OF OPERATIONS DATA:
Sales................................................  $  23,132  $  22,451  $  23,528   $   23,362    $  32,658
Cost of goods sold...................................     15,245     14,884     15,113       15,772       20,615
                                                       ---------  ---------  ---------  ------------  -----------
  Gross margin.......................................      7,887      7,567      8,415        7,590       12,043
Operating expenses...................................      9,143      8,734      9,181       11,191       16,073
  Loss from operations...............................     (1,256)    (1,167)      (766)      (3,601)      (4,030)
Interest and other expense, net......................       (829)      (582)      (339)        (283)        (245)
Reorganization costs.................................     --         --         --           (5,101)      --
Income tax (provision) benefit.......................     --         --         --              (11)         929
Extraordinary item...................................     --         --         --            4,694       --
                                                       ---------  ---------  ---------  ------------  -----------
  Net loss...........................................  $  (2,085) $  (1,749) $  (1,105)  $   (4,302)   $  (3,346)
                                                       ---------  ---------  ---------  ------------  -----------
                                                       ---------  ---------  ---------  ------------  -----------
Basic and diluted net loss per share:
Loss before extraordinary item.......................  $    (.44) $    (.37) $    (.23)  $   (12.69)(1)  $   (4.69)(1)
                                                       ---------  ---------  ---------  ------------  -----------
Extraordinary item...................................     --         --         --             6.62(1)     --    (1)
Basic and diluted net loss per share.................  $    (.44) $    (.37) $    (.23)  $    (6.07)   $   (4.69)
                                                       ---------  ---------  ---------  ------------  -----------
                                                       ---------  ---------  ---------  ------------  -----------
Pro forma net loss per share (2):
  Loss before extraordinary item.....................                                    $    (1.90)
Extraordinary item...................................                                          0.99
                                                                                        ------------
Pro forma net loss per share.........................                                    $    (0.91)
                                                                                        ------------
                                                                                        ------------
Weighted average common shares outstanding:
Basic and diluted....................................      4,724      4,724      4,724          709(1)        709(1)
                                                       ---------  ---------  ---------  ------------  -----------
                                                       ---------  ---------  ---------  ------------  -----------
Pro forma(2).........................................                                         4,724
                                                                                        ------------
                                                                                        ------------

(1) Restated for one for seven reverse stock split effective December 28, 1994.

(2) Gives retroactive effect to issuance of 4,015 shares for cash and for the discharge of prepetition obligations.

                                                                              COMPANY
                                                             ------------------------------------------
                                                                                                         PREDECESSOR
                                                                               AS OF                     -----------
                                                                            DECEMBER 31,                    AS OF
                                                             ------------------------------------------  JANUARY 31,
                                                               1997       1996       1995       1994        1994
                                                             ---------  ---------  ---------  ---------  -----------
                                                                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
BALANCE SHEET DATA:
Total assets...............................................  $   6,962  $   6,436  $   6,830  $   5,837   $  12,193
Long-term debt, less current maturities....................  $  --      $   1,276  $   1,663  $   2,067   $      15
Total liabilities..........................................  $   9,963  $   7,352  $   5,997  $   3,899   $   7,851
Working capital (deficit)..................................  $  (4,738) $  (1,630) $     628  $   2,979   $     727
Shareholders' equity (deficit).............................  $  (3,001) $    (916) $     833  $   1,938   $   4,342

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

    On May 13, 1994, the Company commenced proceedings under Chapter 11 of the United States Bankruptcy Code. For financial reporting purposes, the Company, as of December 31, 1994, recorded adjustments necessary to reflect the consummation of the Plan, which became effective December 28, 1994, including the gain on debt discharge resulting from the settlement of prepetition liabilities and the issuance of 1,889,000 shares of common stock in satisfaction of prepetition obligations approximating $5.3 million. In addition, Universal acquired 40.5% of the Company's common stock through a cash investment of $953,000. As of that date, the Company also recorded adjustments to reflect assets and liabilities at their estimated fair values ("Fresh-Start Reporting"). The financial data of the Company, after giving effect to these transactions, is therefore not comparable to the prior predecessor period. The Company also adopted a calendar year end upon confirmation of the Plan.

    Concurrent with the Company's emergence from bankruptcy, the Company reaffirmed a supply agreement with Universal, enabling the Company to obtain merchandise from Universal. The pricing terms of the agreement allow for Universal to earn a gross margin of approximately 15.25% on annual sales to the Company. The agreement enables the Company to acquire merchandise in quantities, quality, and pricing which the Company would not otherwise separately be able to obtain. In addition, the Company has been able to eliminate its warehousing and transportation functions since Universal delivers the merchandise directly to the retail outlets, resulting in substantial reductions in operating costs for the Company.

    The Company has experienced declining operating results and liquidity constraints. In addition, Universal has experienced negative operating results and liquidity constraints during 1997 and 1996. The Company's viability as a going concern is dependent upon the Company returning to profitability or obtaining additional financing. As Universal provides funding for the Company under a demand, discretionary revolving note agreement (see Note 5), the Company's viability as a going concern is also dependent upon Universal continuing to provide funding to the Company for its operating cash flow needs.

    Subsequent to December 31, 1997, 99 CENTS Only Stores, which current owns 48% of Universal's outstanding common stock, made an offer to purchase all issued and to-be-issued shares of the Company's common stock for approximately $830,000. If completed as proposed, management believes that 99 CENTS Only Stores will provide sufficient funding for the Company's operating cash flow needs for the foreseeable future. However, this transaction is contingent upon the approval of the stockholders and other customary closing conditions and should not be relied upon as a source of funding for future cash flow requirements.

FORWARD LOOKING INFORMATION

    Information contained in this Form 10-K contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, which can be identified by the use of forward-looking terminology such as "may", "will", "expect", "plan", "anticipate", "estimate", or "continue" or the negative thereof or other variations thereon or comparable terminology. There are certain important factors that could cause results to differ materially from those anticipated by some of these forward-looking statements. Investors are cautioned that all forward-looking statements involve risks and uncertainty. The factors, among others, that could cause actual results to differ materially include: the ability of the Company to obtain additional financing including obtaining financing from 99 CENTS Only Stores, the Company's ability to execute its business plan, competitive pressures on sales and pricing, increases in other costs which cannot be recovered through improved pricing of merchandise, and the adverse effect of weather conditions on retail sales.

RESULTS OF OPERATIONS

    The following table sets forth, for the periods indicated, certain items from the statements of operations expressed as a percentage of sales.

                                                                                     YEARS ENDED DECEMBER 31,
                                                                                  -------------------------------
                                                                                    1997       1996       1995
                                                                                  ---------  ---------  ---------
Sales...........................................................................      100.0%     100.0%     100.0%
Cost of goods sold..............................................................       65.9       66.3       64.2
                                                                                  ---------  ---------  ---------
    Gross margin................................................................       34.1       33.7       35.8
Operating expenses..............................................................       39.5       38.9       39.0
                                                                                  ---------  ---------  ---------
Loss from operations............................................................       (5.4)      (5.2)      (3.2)
Interest and other expenses, net................................................       (3.6)      (2.6)      (1.5)
                                                                                  ---------  ---------  ---------
Net loss........................................................................       (9.0%)      (7.8%)      (4.7%)
                                                                                  ---------  ---------  ---------
                                                                                  ---------  ---------  ---------

1997 COMPARED TO 1996

    Sales for the year ended December 31, 1997 were $23.1 million, and increase of 2.7% from sales of $22.5 million for the year ended December 31, 1996. Sales in 1997 were negatively impacted by supply disruptions which began prior to Universal closing its new credit facility and which continued through the remainder of 1997. Despite these disruptions, retail net sales improved in the second half of 1997 due to aggressive advertising and improvements in merchandise mix and inventory levels. Management expects 1998 retail net sales to increase significantly as a result of a more consistent flow of merchandise, including merchandise from 99 CENTS Only Stores, and due to an effort currently underway to re-merchandise the stores.

    Gross margin for 1997 increased $320,000 or 4.2% to $7,887,000 from $7,567,000 for the year ended December 31, 1996. Gross margin, as a percent of sales, increased to 34.1% for the year ended December 31, 1997, compared to 33.7% for the year ended December 31, 1996. Gross margin for 1997 was negatively impacted by the lack of higher margin import merchandise resulting from supply disruptions. Despite the supply disruptions, gross margin increased slightly primarily due to less markdowns of seasonal merchandise in 1997.

    Operating expenses for 1997 increased by 4.7% to $9,143,000 compared to $8,734,000 for the year ended December 31, 1996. Operating expenses, as a percent of sales, increased to 39.5% for 1997 compared to 38.9% in 1996. The increase resulted primarily from increased advertising costs and from higher hourly wages in 1997. These increases were partially offset by decreases due to the elimination of certain corporate overhead costs associated with the Buffalo, New York office and warehouse, which was sold during the third quarter of 1996.

    The Company's net interest expense for 1997 was $838,000, a $248,000 increase from interest expense of $590,000 in 1996. This increase reflects the effects of increases in the Company's borrowings under the discretionary revolving credit facility with Universal to fund continuing operating losses.

    There was no income tax benefit from the losses generated during 1997, 1996 and 1995, since there is no remaining net operating loss carryback available, and the net benefit attributed to the net operating losses being carried forward has been fully offset by a valuation allowance. To the extent that the Company realizes benefits from pre-reorganization net deferred tax assets, such benefit amounts will be credited to additional paid-in capital. As a result, $6.8 million of federal net operating loss carryforwards and $9.9 million of state net operating loss carryforwards generated prior to the reorganization are available to reduce future income taxes payable, but are not available to offset future income tax expense for financial reporting purposes.

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

LIQUIDITY AND CAPITAL RESOURCES

    In February 1995, the Company entered into a demand discretionary revolving credit facility with Universal which, as amended, provides for borrowings of up to $10 million with interest payable at prime plus 2.5% (11.0% at December 31, 1997 and 10.75% at December 31, 1996). Borrowings are collateralized by substantially all of the Company's assets. There were borrowings outstanding of $8,664,000 and $3,602,000 under Universal's credit facility at December 31, 1997 and 1996, respectively.

    The Company has experienced declining operating results and liquidity constraints. In addition, Universal has experienced negative operating results and liquidity constraints during 1997 and 1996. The Company's viability as a going concern is dependent upon the Company returning to profitability or obtaining additional financing. As Universal provides funding for the Company under a demand, discretionary revolving note agreement (see Note 5), the Company's viability as a going concern is also dependent upon Universal continuing to provide funding to the Company for its operating cash flow needs.

    The Company's continuing losses as well as the above described conditions, raise substantial doubt about the Company's ability to continue as a going concern.

    Subsequent to December 31, 1997, 99c Only Stores, which current owns 48% of Universal's outstanding common stock, made an offer to purchase all issued and to-be-issued shares of the Company's common stock for approximately $830,000. If completed as proposed, management believes that 99c Only Stores will provide sufficient funding for the COmpany's operating cash flow needs for the foreseeable future. However, this transaction is contingent upon the approval of the stockholders and other customary closing conditions and should not be relied upon as a source of funding for future cash flow requirements.

    The Company used $3.5 million for operating activities during the year ended December 31, 1997, primarily as a result of a $2.1 million net loss and a $1.3 million increase in inventories. The use of cash for operating activities and the repayment of $1.7 million of long-term debt were funded principally by a $5.1 million increase in the demand note payable to Universal. The Company expects 1998 property and equipment additions to be insignificant.

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

EFFECTS OF INFLATION AND ECONOMIC TRENDS

    Since inflation generally will affect overall price levels similarly in the types of merchandise which the Company purchases, the impact of inflation is not expected to have a significant impact on the Company's overall buying or selling opportunities.

    The Company is in the process of assessing its systems and equipment with respect to Year 2000 compliance. The Year 2000 issues will either be addressed with scheduled system upgrades or through the Company's internal systems development staff. The incremental costs will be charged to expense as incurred and are not expected to have a material impact on the financial position or results of operations of the Company. However, the Company could be adversely impacted if the Year 2000 modifications are not properly completed by either the Company or its vendors, banks or any other entity with whom the Company conducts business. Accordingly, the Company plans to devote the necessary resources to resolve all significant Year 2000 issues in a timely manner.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    The following financial statements of the Company are included under this item:

                                                                                                                PAGE
                                                                                                                -----
Report of Independent Public Accountants...................................................................          11
Report of Independent Accountants..........................................................................          12
Balance Sheets, December 31, 1997 and 1996.................................................................          13
Statements of Operations for the Years Ended December 31, 1997, 1996 and 1995..............................          14
Statements of Shareholders' Equity (Deficit) for the Years Ended December 31, 1997, 1996 and 1995..........          15
Statements of Cash Flows for the Years Ended December 31, 1997, 1996 and 1995..............................          16
Notes to Financial Statements..............................................................................          17
Report of Independent Accountants on Financial Statement Schedule..........................................          21
Financial Statement Schedule...............................................................................          22

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Odd's-N-End's, Inc.

    We have audited the accompanying consolidated balance sheet of Odd's-N-End's, Inc. and subsidiaries (a Delaware corporation) as of December 31, 1997, and the related statements of operations, shareholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

    In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Odd's-N-End's, Inc. as of December 31, 1997, and the results of its operations and their cash flows for the year then ended, in conformity with generally accepted accounting principles.

    The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2, the Company has experienced negative operating results and liquidity constraints that raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

    Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule for the year ended December 31, 1997 listed in the index of financial statements is presented for purposes of complying with the Securities and Exchange Commissions rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

Minneapolis, Minnesota                                       ARTHUR ANDERSEN LLP
March 6, 1998

                       REPORT OF INDEPENDENT ACCOUNTANTS

The Board of Directors and Shareholders
Odd's-N-End's, Inc.:

    We have audited the accompanying balance sheet of Odd's-N-End's, Inc. as of December 31, 1996, and the related statements of operations, shareholders' equity (deficit) and cash flows for the years ended December 31, 1996 and 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

    In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Odd's-N-End's, Inc. as of December 31, 1996, and the results of its operations and its cash flows for the years ended December 31, 1996 and 1995, in conformity with generally accepted accounting principles.

    The accompanying financial statements have been prepared assuming that Odd's-N-End's, Inc. will continue as a going concern. A significant shareholder of the Company was in default on several provisions of its then existing revolving credit agreement and had not obtained new financing to replace this revolving credit agreement. Since this shareholder provides funding for the Company under a demand, discretionary revolving note agreement, this condition, as well as the Company's net loss of $1.7 million in 1996, raises substantial doubt about the Company's ability to continue as a going concern. Management's plans are described in Note 2. The 1996 financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Minneapolis, Minnesota                                  COOPERS & LYBRAND L.L.P.
April 15, 1997

                              ODD'S-N-END'S, INC.

                                 BALANCE SHEETS

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                     ASSETS

                                                                                                   DECEMBER 31,
                                                                                               --------------------
                                                                                                 1997       1996
                                                                                               ---------  ---------
Current assets:

  Cash.......................................................................................  $  --      $     144

  Inventories................................................................................      5,054      4,096

  Other current assets.......................................................................        171        206
                                                                                               ---------  ---------

    Total current assets.....................................................................      5,225      4,446

Equipment and improvements, net..............................................................      1,727      1,979

Other assets.................................................................................         10         11
                                                                                               ---------  ---------

    Total assets.............................................................................  $   6,962  $   6,436
                                                                                               ---------  ---------
                                                                                               ---------  ---------

  LIABILITIES AND SHAREHOLDERS' (DEFICIT)

Current liabilities:

  Current maturities of long-term debt.......................................................  $  --      $     387

  Demand note payable--shareholder...........................................................      8,664      3,602

  Accounts payable...........................................................................        664        688

  Accrued expenses...........................................................................        635      1,399
                                                                                               ---------  ---------

    Total current liabilities................................................................      9,963      6,076

Long-term debt, net of current maturities....................................................     --          1,276
                                                                                               ---------  ---------

    Total liabilities........................................................................      9,963      7,352
                                                                                               ---------  ---------

Commitments and contingencies (Notes 7 and 9)

Shareholders' equity (deficit):
  Common stock, $.07 par value, 20,000 shares authorized, 4,724 shares issued and
  outstanding................................................................................        331        331

  Additional paid-in capital.................................................................      1,607      1,607

  Accumulated deficit........................................................................     (4,939)    (2,854)
                                                                                               ---------  ---------

    Total shareholders' equity (deficit).....................................................     (3,001)      (916)
                                                                                               ---------  ---------

    Total liabilities and shareholders' equity (deficit).....................................  $   6,962  $   6,436
                                                                                               ---------  ---------
                                                                                               ---------  ---------

      The accompanying notes are an integral part of these balance sheets.

                              ODD'S-N-END'S, INC.

                            STATEMENTS OF OPERATIONS

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                               COMPANY
                                                                                   -------------------------------
                                                                                             YEARS ENDED
                                                                                            DECEMBER 31,
                                                                                   -------------------------------
                                                                                     1997       1996       1995
                                                                                   ---------  ---------  ---------
Sales............................................................................  $  23,132  $  22,451  $  23,528

Cost of goods sold...............................................................     15,245     14,884     15,113
                                                                                   ---------  ---------  ---------

  Gross margin...................................................................      7,887      7,567      8,415

Operating expenses...............................................................      9,143      8,734      9,181
                                                                                   ---------  ---------  ---------

  Loss from operations...........................................................     (1,256)    (1,167)      (766)

Interest and other expense, net..................................................        838        590        356

Other income, net................................................................         (9)        (8)       (17)
                                                                                   ---------  ---------  ---------

  Net loss.......................................................................  $  (2,085) $  (1,749) $  (1,105)
                                                                                   ---------  ---------  ---------
                                                                                   ---------  ---------  ---------

Basic and diluted net loss per share:............................................  $    (.44) $    (.37) $    (.23)

Weighted average common shares outstanding.......................................      4,724      4,724      4,724
                                                                                   ---------  ---------  ---------
                                                                                   ---------  ---------  ---------

   The accompanying notes are an integral part of these financial statements.

                              ODD'S-N-END'S, INC.

                  STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)
                                 (IN THOUSANDS)

                                                              COMMON STOCK
                                                        ------------------------  ADDITIONAL                     TOTAL
                                                                         PAR        PAID-IN    ACCUMULATED   SHAREHOLDERS'
                                                          SHARES       AMOUNT       CAPITAL      DEFICIT        EQUITY
                                                        -----------  -----------  -----------  ------------  -------------
Balance--December 31, 1994............................       4,724    $     331    $   1,607    $   --         $   1,938
Net loss..............................................      --           --           --            (1,105)       (1,105)
                                                             -----        -----   -----------  ------------  -------------
Balance--December 31, 1995............................       4,724          331        1,607        (1,105)          833
Net loss..............................................      --           --           --            (1,749)       (1,749)
                                                             -----        -----   -----------  ------------  -------------
Balance--December 31, 1996............................       4,724          331        1,607        (2,854)         (916)
Net loss..............................................      --           --           --            (2,085)       (2,085)
                                                             -----        -----   -----------  ------------  -------------
Balance--December 31, 1997............................       4,724    $     331    $   1,607    $   (4,939)    $  (3,001)
                                                             -----        -----   -----------  ------------  -------------
                                                             -----        -----   -----------  ------------  -------------

   The accompanying notes are an integral part of these financial statements.

                              ODD'S-N-END'S, INC.

                            STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                       YEARS ENDED DECEMBER 31,
                                                                                    -------------------------------
                                                                                      1997       1996       1995
                                                                                    ---------  ---------  ---------
Cash flows from operating activities:
  Net loss........................................................................  $  (2,085) $  (1,749) $  (1,105)
  Adjustments to reconcile net loss to net cash used for operating activities:
    Depreciation and amortization.................................................        266        235        103
    Provision for inventory shrinkage.............................................        343        514        592
    Changes in operating assets and liabilities:
      Inventories.................................................................     (1,301)      (807)    (1,782)
      Other current assets........................................................         35        193         29
      Other assets................................................................          1          6        309
      Accounts payable............................................................        (24)       (90)        70
      Accrued expenses............................................................       (764)       458        (60)
                                                                                    ---------  ---------  ---------
    Net cash used for operating activities........................................     (3,529)    (1,240)    (1,844)
                                                                                    ---------  ---------  ---------
  Cash flows from investing activities:
  Acquisition of equipment and improvements.......................................        (14)      (463)    (1,254)
  Proceeds on sale of property....................................................     --            100     --
                                                                                    ---------  ---------  ---------
      Net cash used for investing activities......................................        (14)      (363)    (1,254)
                                                                                    ---------  ---------  ---------
Cash flows from financing activities:
  Proceeds from demand notes payable..............................................      5,062      1,374      2,228
  Repayments of long-term debt....................................................     (1,663)      (387)       (98)
  Repayments of capital lease obligations.........................................     --         --            (42)
                                                                                    ---------  ---------  ---------

      Net cash provided by financing activities...................................      3,399        987      2,088
                                                                                    ---------  ---------  ---------
Decrease in cash..................................................................       (144)      (616)    (1,010)
Cash--beginning of year...........................................................        144        760      1,770
                                                                                    ---------  ---------  ---------
Cash--end of year.................................................................  $  --      $     144  $     760
                                                                                    ---------  ---------  ---------
                                                                                    ---------  ---------  ---------
Cash paid during the period for:
  Interest........................................................................  $   1,137  $     336  $     322
                                                                                    ---------  ---------  ---------
                                                                                    ---------  ---------  ---------
  Income taxes....................................................................     --         --              9
                                                                                    ---------  ---------  ---------
                                                                                    ---------  ---------  ---------

   The accompanying notes are an integral part of these financial statements.

                              ODD'S-N-END'S, INC.

                         NOTES TO FINANCIAL STATEMENTS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE 1.--BUSINESS DESCRIPTION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BUSINESS DESCRIPTION:

    Odd's-N-End's, Inc. (the "Company") operates a chain of 22 retail stores in New York state which offer a wide variety of close-out and discount consumer products.

SIGNIFICANT ACCOUNTING POLICIES:

    REVENUE RECOGNITION -- The Company recognizes revenue upon sale of merchandise.

    INVENTORIES -- Inventories, consisting of finished goods merchandise held for sale, are valued at the lower of cost (determined under the retail inventory method) or market value.

    EQUIPMENT AND IMPROVEMENTS -- Equipment and improvements acquisitions are stated at cost. Depreciation is computed using the straight-line method over the respective assets' economic useful lives. The cost of improvements to leased property is amortized over the shorter of the lease term or the life of the improvement. Maintenance and repairs are charged to expense as incurred. The cost and related accumulated depreciation or amortization of assets sold or disposed of are removed from the accounts, and the resulting gain or loss is included in the results of operations.

    NET LOSS PER SHARE -- Basic loss per share is computed by dividing net loss by the weighted average number of shares outstanding during each period. Diluted loss per share is computed on the same basis as basic loss per share, since the Company has no outstanding stock options or warrants.

    INCOME TAXES -- The Company accounts for income taxes using the liability method. This method requires the recognition of future tax benefits, measured by enacted tax rates, attributed to deductible temporary differences, net operating loss carryforwards, and tax credits to the extent that realization of such benefits is more likely than not. Due to the Company's recurring operating losses, valuation allowances have been provided for all deferred tax assets.

    ADVERTISING COSTS -- Advertising costs are expensed as incurred. Advertising expense totaled $1,184, $771, and $749 for the years ended December 31, 1997, 1996 and 1995, respectively.

    USE OF ESTIMATES -- The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The most significant areas which require the use of management's estimates relate to the determination of inventory shrink reserves, as well as the assessment of impairment related to long-lived assets.

NOTE 2.--GOING CONCERN

    The Company has experienced declining operating results and liquidity constraints. In addition, Universal has experienced negative operating results and liquidity constraints during 1997 and 1996. The Company's viability as a going concern is dependent upon the Company returning to profitability or

                              ODD'S-N-END'S, INC.

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE 2.--GOING CONCERN (CONTINUED)
obtaining additional financing. As Universal provides funding for the Company under a demand, discretionary revolving note agreement (see Note 5), the Company's viability as a going concern is also dependent upon Universal continuing to provide funding to the Company for its operating cash flow needs.

    Subsequent to December 31, 1997 99 CENTS Only Stores, which currently owns 48% of Universal's Common Stock, made an offer to the Company's Board of Directors to purchase all outstanding shares of the Company's common stock for $0.30 per share. If completed as proposed, management believes that 99 CENTS Only Stores will provide sufficient funding for the Company's operating cash flow needs for the foreseeable future.

    Management's plans to return operations to profitability include planned increases in sales from remerchandising the retail stores and from providing an uninterrupted supply of merchandise and from reduction of store operating costs, such as advertising, freight and supplies. There can be no assurance that management's plans to return operations to profitability will be successful or that Universal will be able to obtain additional financing or that 99 CENTS Only Stores will provide additional financing for the Company.

NOTE 3.--EQUIPMENT AND IMPROVEMENTS

    Equipment and improvements were as follows:

                                                             DECEMBER 31,
                                                    ------------------------------
                                                         1997            1996
                                                       -------         -------
Leasehold improvements                              $        1,173  $        1,146
Store fixtures and equipment                                 1,152           1,165
                                                            ------          ------
                                                             2,325           2,311
Less: Accumulated depreciation and amortization                598             332
                                                            ------          ------
Equipment and improvements, net                     $        1,727  $        1,979
                                                            ------          ------
                                                            ------          ------

NOTE 4.--ACCRUED EXPENSES

    Accrued expenses consisted of the following:

                                                                DECEMBER 31,
                                                          ------------------------
                                                             1997         1996
                                                          -----------  -----------
Accrued payroll and payroll taxes                         $       125  $       128
Accrued sales tax                                                  38          186
Due to Universal                                              --               687
Other                                                             472          398
                                                                -----  -----------
                                                          $       635  $     1,399
                                                                -----  -----------
                                                                -----  -----------

                              ODD'S-N-END'S, INC.

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE 5.--DEBT

Long-term debt consisted of the following at December 31, 1996:
Note payable -- bank, paid June 1997...........................................................  $     566
Note payable -- bank, paid June 1997...........................................................      1,097
                                                                                                 ---------
                                                                                                     1,663
  Less current maturities......................................................................        387
                                                                                                 ---------
                                                                                                 $   1,276
                                                                                                 ---------
                                                                                                 ---------

    The Company entered into a demand discretionary revolving note agreement with Universal in February 1995. The agreement, as amended, allows for borrowings up to $10,000 with interest payable at prime plus 2.5%. Outstanding borrowings under this agreement were $8,664 at December 31, 1997 and $3,602 at December 31, 1996. Borrowings are collateralized by a second security interest in substantially all assets of the Company. Total interest charged by Universal pursuant to the note agreement was $765, $393 and $114 during the years ended December 31, 1997, 1996 and 1995, respectively.

NOTE 6.--INCOME TAXES

    At December 31, 1997, the Company has approximately $12.3 million in federal net operating loss carryforwards which begin to expire in 2008 and $15.4 million of losses available for state carry-forward purposes. The net deferred tax asset, representing the future tax benefit attributed to these operating loss carryforwards and deductible and taxable temporary differences has been fully offset by a valuation allowance due to the uncertainty surrounding the realization of these tax attributes. Temporary differences relate primarily to depreciation and are not significant at December 31, 1997 or 1996.

    The Company's net operating loss carryforwards at December 31, 1997 expire as follows:

YEARS                                                           FEDERAL     STATE
-------------------------------------------------------------  ---------  ---------
2008.........................................................  $     400  $   3,500
2009.........................................................      6,400      6,400
2010.........................................................      1,300      1,300
2011.........................................................      1,900      1,900
2012.........................................................      2,300      2,300
                                                               ---------  ---------
                                                               $  12,300  $  15,400
                                                               ---------  ---------
                                                               ---------  ---------

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

NOTE 7.--LEASE OBLIGATIONS

    The Company leases its retail store locations under operating leases which provide for minimum monthly rental payments, and in some instances, contingent rentals based on sales volume. Certain locations are leased on a month-to-month basis. The lease terms for some stores include renewal options.

                              ODD'S-N-END'S, INC.

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE 7.--LEASE OBLIGATIONS (CONTINUED)
Rental expense, which includes month-to-month rentals, was $1,836, $1,787 and $1,739, for the years ended December 31, 1997, 1996 and 1995, respectively.

    Future minimum annual lease payments under non-cancelable operating leases at December 31, 1997 are as follows:

YEARS ENDING
DECEMBER 31,
-----------------------------------------------------------------------------------
1998...............................................................................      1,299
1999...............................................................................      1,293
2000...............................................................................      1,165
2001...............................................................................      1,029
2002...............................................................................        929
Thereafter.........................................................................        581
                                                                                     ---------
Total minimum lease payments.......................................................  $   6,296
                                                                                     ---------
                                                                                     ---------

NOTE 8.--RELATED PARTY TRANSACTIONS

    During the years ended December 31, 1997, 1996 and 1995, the Company purchased a total of $14,984, $14,372 and $15,897, respectively, of merchandise from Universal pursuant to a supply agreement between the parties. Universal owns 40.5% of the outstanding Common Stock of the Company. The supply agreement allows for, among other things, Universal to achieve an annual gross profit margin of approximately 15.25% on the merchandise sold to the Company.

    Universal also provides accounting, operational and administrative functions for the Company. Total charges for these services were $156, $156 and $167 during the years ended December 31, 1997, 1996 and 1995, respectively. At December 31, 1997 and 1996, respectively, $0 and $687 was payable to Universal for these charges, for other payments made on the Company's behalf by Universal, and for accrued interest on the demand note payable to Universal (see Note 5).

NOTE 9. CONTINGENCIES

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

                       REPORT OF INDEPENDENT ACCOUNTANTS

The Board of Directors and Shareholders
Odd's-N-End's, Inc.

    Our report on the financial statements of Odd's-N-End's, Inc. as of December 31, 1996 and for the years ended December 31, 1996 and 1995 is included on page 12 of this Form 10-K. In connection with our audits of such financial statements, we have also audited the related financial statement schedule for the years ended December 31, 1996 and 1995 listed in the index on page 10 of this Form 10-K.

    In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.

    The accompanying financial statements have been prepared assuming that Odd's-N-End's, Inc. will continue as a going concern. A significant shareholder of the Company was in default on several provisions of its then existing revolving credit agreement and had not obtained new financing to replace this revolving credit agreement. Since this shareholder provides funding for the Company under a demand, discretionary revolving note agreement, this condition, as well as the Company's net loss of $1.7 million in 1996, raises substantial doubt about the Company's ability to continue as a going concern. Management's plans are described in Note 2. The 1996 financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Minneapolis, Minnesota                                  COOPERS & LYBRAND L.L.P.
April 15, 1997

                              ODD'S-N-END'S, INC.

                 SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS
                                 (IN THOUSANDS)

                                                                                     ADDITIONS
                                                                     BALANCE AT     CHARGED TO    DEDUCTIONS     BALANCE
                                                                      BEGINNING      COSTS AND       FROM        AT END
DESCRIPTION                                                           OF PERIOD      EXPENSES      ALLOWANCE    OF PERIOD
------------------------------------------------------------------  -------------  -------------  -----------  -----------
For the year ended December 31, 1997:
  Reserve for inventory obsolescence and shrinkage reserve........    $     310      $     343     $    (435)   $     218
For the year ended December 31, 1996:
  Allowance for uncollectible preference payments.................    $     300      $  --         $    (300)   $  --
  Inventory obsolescence and shrink reserve.......................    $     158      $     514     $    (362)   $     310
For the year ended December 31, 1995:
  Allowance for uncollectible preference payments.................    $     300      $  --         $      --    $     300
  Inventory obsolescence and shrink reserve.......................    $  --          $     592     $    (434)   $     158

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    Reference is hereby made to the Company's Report on Form 8-K, dated February 1, 1996, which is incorporated herein by reference.

    Reference is hereby made to the Company's Report on Form 8-K/A, dated January 8, 1998, which is incorporated herein by reference.

    There were no disagreements with accountants on financial reporting or disclosure matters.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    The information regarding the Company's directors required by Item 10 is incorporated herein by reference to the section entitled, "Item 1--Election of Directors," in the Company's proxy statement for its 1998 Annual Meeting of Shareholders which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days of the Company's fiscal year ended December 31, 1997. Information regarding the Company's executive officers required by Item 10 is included in Part I of this Annual Report on Form 10-K as permitted by General Instruction G(3) to Form 10-K. Information required by this Item concerning compliance with Section 16(a) of the Securities Act of 1934 is included in the proxy statement under the section entitled "Security Ownership of Certain Beneficial Owners and Management," and such information is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

    The information required by Item 11 is incorporated herein by reference to the section entitled "Compensation of Executive Officers and Directors" in the Company's proxy statement for its 1998 Annual Meeting of Shareholders which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days of the Company's fiscal year ended December 31, 1997.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The information required by Item 12 is incorporated herein by reference to the section entitled "Security Ownership of Certain Beneficial Owners and Management" in the Company's proxy statement for its 1998 Annual Meeting of Shareholders which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days of the Company's fiscal year ended December 31, 1997.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    The information required by Item 13 is incorporated herein by reference to the section entitled "Certain Transactions" in the Company's proxy statement for its 1998 Annual Meeting of Shareholders which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days of the Company's fiscal year ended December 31, 1997.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

    (a) Documents filed as a part of this Report:

       1.  FINANCIAL STATEMENTS and 2.  SCHEDULES

       The response to this portion of Item 14 is set forth beginning on page 10 of this report.

       3. EXHIBITS. See Exhibit Index included as part of this report, which is incorporated herein by reference.

    (b) REPORTS ON FORM 8-K

       There were no reports on Form 8-K during the quarter ended December 31, 1997.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, Odd's-N-End's, Inc. has duly caused this Annual Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                ODD'S-N-END'S, INC.

                                By:              /s/ DENNIS A. HILL
                                     -----------------------------------------
                                                   Dennis A. Hill
Date: March 30, 1998                          CHIEF FINANCIAL OFFICER

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Odd's-N-End's, Inc. and in the capacities and on the dates indicated.

          SIGNATURE                       TITLE                    DATE
------------------------------  --------------------------  -------------------

     /s/ RICHARD L. ENNEN
------------------------------  President and Director        March 30, 1998
       Richard L. Ennen
      /s/ DENNIS A. HILL        Chief Financial Officer
------------------------------    (principal financial and    March 30, 1998
        Dennis A. Hill            accounting officer)
     /s/ ROBERT R. LANGER
------------------------------  Chief Operating Officer       March 30, 1998
       Robert R. Langer           and Director

                              ODD'S-N-END'S, INC.
                               (THE "REGISTRANT")
                EXHIBIT INDEX TO 1997 ANNUAL REPORT ON FORM 10-K

    All exhibits have already been filed with the Commission and are incorporated herein by reference.

EXHIBIT
 NO.   DESCRIPTION
------ --------------------------------------------------------------------------
  2.1  Debtor's Second Amended Plan of Reorganization

  3.1  Certificate of Incorporation of Registrant

  3.2  Certificate of Amendment of Certificate of Incorporation of Registrant

  3.2A Certificate of Amendment of Certificate of Incorporation of Registrant filed on 12/28/94

  3.3 Certificate of Ownership and Merger merging Odd's-N-End's, Inc. (New York) into Odd's-N-End's, Inc. (Delaware)

  3.4  By-Laws of Registrant

  4.1  Specimen Common Stock Certificate ($0.07 par value)

 10.9 Stipulation and Forbearance Agreement dated as of April 29, 1994 between the Company and the Chase Manhattan Bank, N.A.

 10.10 Supplemental Agreement made as of April 29, 1994 and between the Company and the Chase Manhattan Bank, N.A.

 10.11 Order of Confirmation of Bankruptcy

 10.12 Amendment to Supply Agreement

 10.13 Loan Agreement with Chase Manhattan Bank N.A. dated December 28, 1994

 10.14 Loan and Security Agreement with Universal International dated February
         28, 1995

 10.14.1 Alonge to Revolving Note with Universal International

 10.14.2 Alonge dated July 30, 1996 to Revolving Note with Universal International

 22.1  Subsidiaries of Registrant