Form 10-K/A
period 1997-12-31
ODDS N ENDS INC
filed 1998-04-29
CIK 808598

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                  FORM 10-K/A

/X/ AMENDMENT NO. 1 TO ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

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

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

    Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to distribution of securities under a plan
confirmed by the Court. /X/ Yes   / / No

    As of March 17, 1998, 4,724,048 shares of Common Stock were outstanding of which 2,810,809 shares were held by non-affiliates and the aggregate market value of the shares (based upon the $.32 average bid and ask price on that date on the OTC Bulletin Board) held by non-affiliates was approximately $899,000.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

    Odd's-N-End's, Inc. (the "Company") hereby amends its Annual Report on Form 10-K for the fiscal year ended December 31, 1997 previously filed with the Securities and Exchange Commission (the "Commission") on March 31, 1998, to include the information required by Part III of Form 10-K contained in this Amendment No. 1. This Amendment No. 1 does not include any revisions to the text of such Annual Report.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

            SECTION 16(a)  BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

    Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act") requires the Company's executive officers, directors and persons who own more than 10% of a class of the Company's equity securities registered pursuant to Section 12 of the Exchange Act to file reports of ownership and changes in ownership with the Commission. Executive officers, directors and greater than 10% stockholders are required by the Commission's regulations to furnish the Company with Section 16(a) forms they file. Based solely on its review of such forms it has received, the Company believes that Messrs. Richard Ennen, Robert Langer and Dennis Hill did not file Form 3s with respect to becoming directors and officers of the Company and will file such Form 3s late.

ITEM 11.  EXECUTIVE COMPENSATION

    None of the Company's executive officers or directors during the year ended December 31, 1997 received compensation or benefits of any kind or nature required to be disclosed under Item 11 of Form 10-K. Since 1995, Universal International, Inc. ("Universal"), which owns approximately 41% of the Company's outstanding common stock, has provided certain accounting, operational and administrative services to the Company. See "Certain Relationships and Related Transactions."

                               PERFORMANCE GRAPH

    The following graph compares the cumulative total stockholder return of the Company's common stock, par value $0.07 per share (the "Common Stock") with the cumulative total return of the Nasdaq Stock Market Index and the Nasdaq Retail Index. The performance graph assumes that $100 was invested on January 31, 1993 in each of the Company's Common Stock, the Nasdaq Stock Market Index and the Nasdaq Retail Index. The stock price performance shown in this graph is neither necessarily indicative of nor intended to suggest future stock price performance.

EDGAR REPRESENTATION OF DATA POINTS USED IN PRINTED GRAPHIC

           ODD'S-N-END'S, INC.  NASDAQ STOCK MARKET INDEX   NASDAQ RETAIL INDEX
1/31/93                $100.00                     $100.00              $100.00
1/31/94                  22.66                      115.00               107.28
12/31/94                  9.38                      109.10                98.01
12/31/95                  7.03                      154.29               107.97
12/31/96                  0.76                      189.79               128.77
12/31/97                  1.50                      233.00               151.70

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The following table sets forth, to the knowledge of the Company, based upon information provided by the stockholders set forth below or publicly available filings, information regarding the ownership of the Common Stock at April 28, 1998 by (a) all persons known to the Company to be the beneficial owners of more than 5% of the Common Stock outstanding, (b) each director and executive officer of the Company, and (c) all directors and executive officers of the Company as a group. Except as noted below, each such owner has sole voting and investment power for the shares indicated as beneficially owned by such owner.

The address of each person listed is in care of the Company unless otherwise set forth below such person's name.

                                                             AMOUNT AND NATURE OF  PERCENTAGE OF
NAME OF BENEFICIAL OWNER                                     BENEFICIAL OWNERSHIP      CLASS
-----------------------------------------------------------  --------------------  -------------
Universal International, Inc...............................         1,913,239             40.5%
  5000 Winnetka Avenue North
  New Hope, Minnesota 55428

Richard L. Ennen(1)........................................           0                  *

Robert R. Langer...........................................           0                  *

Dennis A. Hill.............................................           0                  *

Mark H. Ravich(1)..........................................           0                  *

All directors and executive officers as a group............           0                  *

------------------------

*   Represents less than 1% of the outstanding Common Stock.

(1) In January 1998, Mr. Ravich resigned as President of the Company and Mr. Ennen was appointed President of the Company.

    On March 24, 1998, the Company entered into an Agreement and Plan of Reorganization (the "Merger Agreement") with 99 CENTS Only Stores, which owns approximately 48% of the outstanding common stock of Universal. The Merger Agreement provides that, upon the terms and subject to the conditions set forth therein, the Company will merge with a wholly owned subsidiary of 99 CENTS Only Stores, and each stockholder of the Company other than Universal will receive $0.30 in cash for each share of the Company's Common Stock owned by such holder. The Merger Agreement and the transactions contemplated thereby are described in a preliminary Proxy Statement on Schedule 14A filed by the Company with the Commission on April 28, 1998.

   99 CENTS Only Stores also has made an offer to acquire all outstanding shares of Universal common stock that it does not currently own in exchange for shares of 99 CENTS Only Stores common stock, at an exchange ratio of one share of 99 CENTS Only Stores common stock for every 16 shares of Universal common stock. Consummation of the Merger is conditioned upon, among other things, the consummation of the exchange offer and 99 CENTS Only Stores' ownership upon such consummation of at least 80% of the outstanding Universal common stock.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    Universal owns approximately 41% of the Company's outstanding Common Stock, which Universal acquired through a cash investment of $953,000 in connection with the confirmation of the Company's plan of bankruptcy reorganization in December 1994. The Company relies on Universal to a significant degree for, among other things, the Company's financing needs, supplies of merchandise and management expertise.

    In February 1995, the Company entered into a demand discretionary revolving credit facility with Universal which, as amended, provides for borrowings with interest payable at prime plus 2.5% (11.0% at December 31, 1997 and 10.75% at December 31, 1996). Borrowings are collateralized by substantially all of the Company's assets. There were borrowings outstanding under the Universal facility of $10.5 million at March 31, 1998.

    The Company purchases substantially all of its merchandise from Universal under the terms of a supply agreement. The supply agreement permits Universal to achieve a gross margin of approximately

15.25% on the merchandise sold to the Company. As a result of this arrangement, the Company is highly dependent upon Universal's ability to obtain merchandise.

    Each director and executive officer of the Company is an officer of Universal or Only Deals, Inc., Universal's wholly owned subsidiary. Additionally, Universal provides accounting, operating and administrative functions for the Company.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

3. EXHIBITS. See Exhibit Index included as part of this report, which is incorporated herein by reference.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, Odd's-N-End's, Inc. has duly caused this Amendment No. 1 to Annual Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                ODD'S-N-END'S, INC.

                                By:              /s/ DENNIS A. HILL
                                     -----------------------------------------
                                                   Dennis A. Hill
Date: April 28, 1998                          CHIEF FINANCIAL OFFICER

    Pursuant to the requirements of the Securities Exchange Act of 1934, this Amendment No. 1 to Annual Report has been signed below by the following persons on behalf of Odd's-N-End's, Inc. and in the capacities and on the dates indicated.

          SIGNATURE                       TITLE                    DATE
------------------------------  --------------------------  -------------------

     /s/ RICHARD L. ENNEN
------------------------------  President and Director        April 28, 1998
       Richard L. Ennen

      /s/ DENNIS A. HILL        Chief Financial Officer
------------------------------    (principal financial and    April 28, 1998
        Dennis A. Hill            accounting officer)

     /s/ ROBERT R. LANGER
------------------------------  Chief Operating Officer       April 28, 1998
       Robert R. Langer           and Director

                              ODD'S-N-END'S, INC.
                               (THE "REGISTRANT")
                EXHIBIT INDEX TO 1997 ANNUAL REPORT ON FORM 10-K

    All exhibits have already been filed with the Commission and are incorporated herein by reference.

EXHIBIT
 NO.   DESCRIPTION
------ --------------------------------------------------------------------------
  2.1  Debtor's Second Amended Plan of Reorganization
  2.2  Agreement and Plan of Reorganization dated as of March 24, 1998 among
         Odd's-N-End's, Inc., 99 CENTS Only Stores and Odd's-N-End's Acquisition
         Corp. (incorporated by reference to 99 CENTS Only Stores' Registration
         Statement on Form S-4 as filed with the Securities and Exchange
         Commission on April 20, 1998)

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