Form 10-Q
period 1998-03-31
ODDS N ENDS INC
filed 1998-05-14
CIK 808598

                                    UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C. 20549

                                      FORM 10-Q

( X )     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1998

(   )     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934.

For the transition period from                      to                         .
                               --------------------    ------------------------
Commission file number           0-19908
                       --------------------------------------------------------

                                  ODD'S-N-END'S, INC.
      -------------------------------------------------------------------------
                    DELAWARE                                 16-1205515
      ----------------------------------------     -----------------------------
           (State or other jurisdiction of               (I.R.S. Employer
            incorporation or organization)              Identification No.)

                  5000 Winnetka Avenue North, New Hope, Minnesota 55428
      -------------------------------------------------------------------------
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

As of May 8, 1998, 4,724,048 shares of the Company's Common Stock (par value $.07) were outstanding.

                                 ODD'S-N-END'S, INC.
                                      FORM 10-Q
                                        INDEX



PART I.   FINANCIAL INFORMATION
     Item 1.   Financial Statements

       Balance Sheets at March 31, 1998 (Unaudited)
         and December 31, 1997                                          3

       Statements of Operations (Unaudited)
         for the Three Months Ended March 31, 1998 and 1997             4

       Statements of Cash Flows (Unaudited)
         for the Three Months Ended March 31, 1998 and 1997             5

       Notes to Financial Statements (Unaudited)                        6

     Item 2.   Management's Discussion & Analysis of Financial
             Condition and Results of Operations                        7


PART II.   OTHER INFORMATION

     Item 1.  Legal Proceedings                                        10

     Item 2.  Changes in Securities                                    10

     Item 3.  Defaults upon Senior Securities                          10

     Item 4.  Submission of Matters to Vote of Security Holders        10

     Item 5.  Other Information                                        10

     Item 6.  Exhibits and Reports on Form 8-K                         10

Authorized Signature                                                   11


                                 ODD'S-N-END'S, INC.
                                    BALANCE SHEETS
                        (In thousands, except per share data)

                                                March 31,    December 31,
     ASSETS                                       1998           1997
                                               -----------   ------------
                                               (Unaudited)
Current assets:
    Cash                                       $    465      $      -
    Inventories                                   5,817          5,054
    Other current assets                            124            171
                                               --------      ---------
       Total current assets                       6,406          5,225

Property and equipment, net                       1,665          1,727

Other assets                                         10             10
                                               --------      ---------
          Total assets                         $  8,081        $ 6,962
                                               --------      ---------
                                               --------      ---------

LIABILITIES AND SHAREHOLDERS' DEFICIT

Current liabilities:
    Demand note payable - shareholder           $10,406        $ 8,664
    Accounts payable                                725            664
    Accrued expenses                                563            635
                                               --------      ---------
       Total current liabilities                 11,694          9,963
                                               --------      ---------

Shareholders' equity (deficit):
    Common stock, $.07 par value, 20,000 shares
      authorized, 4,724 issued
      and outstanding                               331            331
    Additional paid-in capital                    1,607          1,607
    Accumulated deficit                          (5,551)        (4,939)
                                               --------      ---------
       Total shareholders' deficit               (3,613)        (3,001)
                                               --------      ---------
         Total liabilities and
          shareholders' deficit                $  8,081       $  6,962
                                               --------      ---------
                                               --------      ---------

    See accompanying notes to unaudited financial statements.

                                 ODD'S-N-END'S, INC.
                               STATEMENTS OF OPERATIONS
                                     (Unaudited)
                        (In thousands, except per share data)

                                                  Three Months Ended
                                                ------------------------
                                                March 31,      March 31,
                                                  1998           1997
                                                ---------      ---------
Sales                                           $ 5,041        $ 4,604

Cost of goods sold                                3,348          2,904
                                                -------        -------

        Gross margin                              1,693          1,700

Operating expenses                                2,050          2,020
                                                -------        -------

        Loss from operations                       (357)          (320)

Interest expense                                    255            166
                                                -------        -------

        Net loss                                $  (612)       $  (486)
                                                -------        -------
                                                -------        -------

Basic and diluted net loss per share            $  (.13)       $  (.10)
                                                -------        -------
                                                -------        -------

Weighted average common shares outstanding        4,724          4,724
                                                -------        -------
                                                -------        -------


   See accompanying notes to unaudited financial statements.

                                 ODD'S-N-END'S, INC.
                              STATEMENTS OF CASH FLOWS
                                     (Unaudited)
                                    (In thousands)

                                                  Three Months Ended
                                                 ---------------------
                                                 March 31,   March 31,
                                                    1998       1997
                                                 ---------   ---------
Cash flows from operating activities:
      Net loss                                  $  (612)       $  (486)
      Adjustments to reconcile net loss to
              net cash used by operating
               activities:
       Depreciation and amortization                 62             57
       Provision for inventory shrink                83             85
       Changes in operating assets and
        liabilities:
          Inventories                              (846)          (110)
          Other current assets                       47             -
          Accounts payable                           61           (130)
          Accrued expenses                          (72)          (234)
                                                -------        -------
       Net cash used for operating activities    (1,277)          (818)
                                                -------        -------
Cash flows from financing activities:
      Proceeds from demand note
       payable, net                               1,742          1,302
      Repayment of long-term debt                   -             (357)
                                                -------        -------
       Net cash provided by financing
        activities                                1,742            945
                                                -------        -------

Increase in cash                                    465            127

Cash - beginning of period                          -              144
                                                -------        -------
Cash - end of period                            $   465        $   271
                                                -------        -------
                                                -------        -------

  See accompanying notes to unaudited financial statements.

                                 ODD'S-N-END'S, INC.
                      NOTES TO UNAUDITED FINANCIAL STATEMENTS
                                    (In thousands)


NOTE 1. - BASIS OF PRESENTATION

     The financial statements included in this Form 10-Q have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed, or omitted, pursuant to such rules and regulations. These financial statements should be read in conjunction with the financial statements and related notes included in the Company's 1997 Form 10-K, as amended.

     The financial statements presented herein as of March 31, 1998 and for the three months then ended reflect, in the opinion of management, all adjustments necessary, consisting of normal recurring items, for a fair presentation of financial position and the results of operations for the periods presented. The results of operations for any interim period are not necessarily indicative of results for the full year.

NOTE 2. - RELATED PARTY TRANSACTIONS

     During the three months ended March 31, 1998 and 1997, the Company purchased merchandise of $3,800 and $3,025, respectively, from Universal International, Inc. ("Universal") pursuant to a supply agreement between the parties. Universal owns 40.5% of the outstanding common stock of the Company. The supply agreement allows for, among other things, Universal to achieve a gross profit margin of approximately 15.25% on the merchandise sold to the Company.

     The Company has a discretionary revolving note agreement with Universal which provides for borrowings at prime plus 2.5%. Outstanding borrowings under this agreement were $10,406 at March 31, 1998 and $8,664 at December 31, 1997. Borrowings are collateralized by a second security interest in substantially all assets of the Company. Total interest charged by Universal pursuant to the note agreement was $255 and $126 during the three months ended March 31, 1998 and 1997, respectively.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

     The Company and Universal both experienced declining operating results and liquidity constraints during 1997 and 1996. The Company's viability as a going concern is ultimately dependent upon the Company returning to profitability. As Universal provides funding for the Company under a demand, discretionary revolving note, the Company's viability as a going concern is also dependent upon Universal continuing to provide funding to the Company for its operating cash flow needs or upon the Company obtaining alternative sources of funding.

     In February 1998, 99 CENTS Only Stores, which currently owns 48% of Universal's outstanding common stock, made an offer to purchase all issued and to-be-issued shares of the Company's common stock for approximately $830,000. This transaction is contingent upon the approval of the stockholders and other customary closing conditions and should not be relied upon as a source of funding for future cash flow requirements.

FORWARD LOOKING INFORMATION

     Information contained in this Form 10-Q contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, which can be identified by the use of forward-looking terminology such as "may", "will", "expect", "plan", "anticipate", "estimate", or "continue" or the negative thereof or other variations thereon or comparable terminology. There are certain important factors that could cause results to differ materially from those anticipated by some of these forward-looking statements. Investors are cautioned that all forward-looking statements involve risks and uncertainty. The factors, among others, that could cause actual results to differ materially include: the ability of the Company to obtain adequate sources of funding, the Company's ability to execute its business plan, competitive pressures on sales and pricing, increases in other costs which cannot be recovered through improved pricing of merchandise, and the adverse effect of weather conditions on retail sales.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

RESULTS OF OPERATIONS

     The following table sets forth, for the periods indicated, certain items from the Company's operating statement data expressed as a percentage of sales.

                                                 Three Months Ended
                                                       March 31,
                                                 ---------------------
                                                  1998          1997
                                                  ----          ----
Sales.....................................        100.0%         100.0%
Cost of goods sold........................         66.4           63.1
                                                  -----          -----
       Gross margin.......................         33.6           36.9
Operating expenses........................         40.7           43.9
                                                  -----          -----
Loss from operations......................         (7.1)          (7.0)
Interest expense..........................          5.0            3.6
                                                  -----          -----
Net loss..................................        (12.1%)        (10.6%)
                                                  -----          -----
                                                  -----          -----

     Sales for the three months ended March 31, 1998 were $5,041,000, a 9.5% increase from sales of $4,604,000 for the same period in the prior year. The increase is primarily due to improved merchandise mix and increased inventory levels and due to the process currently underway to remerchandise the stores with a new layout.

     Gross margin, as a percent of sales, decreased to 33.6% for the quarter ended March 31, 1998, compared to 36.9% for the same quarter of the prior fiscal year. This change was primarily due to an increase in the sale of lower margin consumable merchandise.

     Operating expenses for the three months ended March 31, 1998 increased 1.5% to $2,050,000 compared to $2,020,000 for the same period in the prior year. Operating expenses, as a percent of sales, decreased to 40.7% for the first quarter of 1998, compared to 43.9% for the first quarter of the prior year. The decrease in operating expenses as a percent of sales was primarily due to increased sales, since many of the Company's operating expenses are fixed.

     The Company's interest expense for the three months ended March 31, 1998 was $255,000, a 31.7% increase from interest expense of $166,000 in the prior year's first quarter. This increase reflects the increase in borrowings from Universal to fund the Company's continuing operating losses.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)


LIQUIDITY AND CAPITAL RESOURCES

     The Company has a demand discretionary revolving credit facility with Universal which provides for borrowings with interest at prime plus 2.5% (11% at March 31, 1998 and at December 31, 1997). Borrowings are collateralized by substantially all assets of the Company. Outstanding borrowings under this agreement were $10,406,000 at March 31, 1998 and $8,664,000 at December 31, 1997.

     The Company used $1,277,000 for operating activities during the first quarter of 1997, primarily as a result of a $612,000 net loss and a $846,000 increase in inventories. The use of cash for operating activities was funded by a $1.7 million increase in the demand note payable to Universal.

     As Universal provides funding for the Company under a demand, discretionary revolving note agreement, the Company's viability as a going concern is dependent upon Universal continuing to provide funding to the Company for its operating cash flow needs or upon the Company obtaining alternative sources of funding, and, ultimately, upon a return to profitability. There can be no assurance that any of these events will occur.

     In February 1998, 99 CENTS Only Stores, which currently owns 48% of Universal's outstanding common stock, made an offer to purchase all issued and to-be-issued shares of the Company's common stock for approximately $830,000. This transaction is contingent upon the approval of the stockholders and other customary closing conditions and should not be relied upon as a source of funding for future cash flow requirements.

     Since the filing of its bankruptcy petition in May 1994, the Company has closed 31 of its retail outlets, including one in January 1996, and is presently operating a total of 22 retail outlets. At the present time, management has not initiated any plan to close specific locations but will continue to evaluate the performance of each of the remaining stores. The Company does not plan to open any additional stores in the foreseeable future. The Company expects 1998 property and equipment additions to be insignificant.

PART II.   OTHER INFORMATION


Item 1.   LEGAL PROCEEDINGS

          None.

Item 2.   CHANGES IN SECURITIES

          None.

Item 3.   DEFAULTS UPON SENIOR SECURITIES

          None.

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          None.

Item 5.   OTHER INFORMATION

          None.

Item 6.   EXHIBITS AND REPORTS ON FORM 8-K

          The Company filed Form 8-K/A dated January 8, 1998 relating to the change in certifying accountants.

                                AUTHORIZED SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.


Dated: May 14, 1998
                                   ODD'S-N-END'S, INC.


                                   By: /s/
                                       -----------------------------------------
                                           Dennis A. Hill
                                           Chief Financial Officer
                                           (principal financial officer)