Form 10-Q
period 1998-06-30
ODDS N ENDS INC
filed 1998-08-14
CIK 808598

                                    UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C. 20549

                                      FORM 10-Q

( X )     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1998

(   )     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934.

For the transition period from                      to                         .
                               --------------------    ------------------------

Commission file number           0-19908
                      ---------------------------------------------------------

                                   ODD'S-N-END'S, INC.
        -----------------------------------------------------------------------

                    DELAWARE                                   16-1205515
        -----------------------------------------------------------------------
          (State or other jurisdiction of                   (I.R.S. Employer
           incorporation or organization)                   Identification No.)

                 5000 Winnetka Avenue North, New Hope, Minnesota 55428
        -----------------------------------------------------------------------
        (Address principal executive offices)                  (Zip Code)

Registrant's telephone number, including area code      (612) 533-1169
                                                  ----------------------------

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

As of August 10, 1998, 6,224,048 shares of the Company's Common Stock (par value $.07) were outstanding.

                                 ODD'S-N-END'S, INC.
                                      FORM 10-Q
                                        INDEX


PART I.   FINANCIAL INFORMATION

     Item 1.   Financial Statements

       Balance Sheets at June 30, 1998 (Unaudited) and
         December 31, 1997                                                  3

       Statements of Operations (Unaudited) for the
         Three and Six Months Ended June 30, 1998 and 1997                  4

       Statements of Cash Flows (Unaudited) for the
         Six Months Ended June 30, 1998 and 1997                            5

       Notes to Financial Statements (Unaudited)                            6

     Item 2.   Management's Discussion & Analysis of Financial
               Condition and Results of Operations                          7


PART II.   OTHER INFORMATION

     Item 1.  Legal Proceedings                                            10

     Item 2.  Changes in Securities                                        10

     Item 3.  Defaults upon Senior Securities                              10

     Item 4.  Submission of Matters to Vote of Security Holders            10

     Item 5.  Other Information                                            10

     Item 6.  Exhibits and Reports on Form 8-K                             10

Authorized Signature                                                       11

                                 ODD'S-N-END'S, INC.
                                    BALANCE SHEETS
                        (In thousands, except per share data)

                                                    June 30,     December 31,
     ASSETS                                           1998           1997
     ------                                         --------     ------------
                                                   (Unaudited)
Current assets:
  Cash                                               $   335        $     -
  Inventories                                          5,947          5,054
  Other current assets                                   220            171
                                                     -------        -------
    Total current assets                               6,502          5,225

Property and equipment, net                            1,609          1,727

Other assets                                              10             10
                                                     -------        -------
    Total assets                                     $ 8,121        $ 6,962
                                                     -------        -------
                                                     -------        -------

LIABILITIES AND SHAREHOLDERS' DEFICIT

Current liabilities:
  Demand note payable - shareholder                  $10,693        $ 8,664
  Accounts payable                                       711            664
  Accrued expenses                                       685            635
                                                     -------        -------
    Total current liabilities                         12,089          9,963
                                                     -------        -------

Shareholders' equity (deficit):
  Common stock, $.07 par value, 20,000 shares
    authorized, 4,724 issued and outstanding             331            331
  Additional paid-in capital                           1,607          1,607
  Accumulated deficit                                 (5,906)        (4,939)
                                                     -------        -------
    Total shareholders' deficit                       (3,968)        (3,001)
                                                     -------        -------

      Total liabilities and shareholders' deficit    $ 8,121        $ 6,962
                                                     -------        -------
                                                     -------        -------



              See accompanying notes to unaudited financial statements.

                                 ODD'S-N-END'S, INC.
                               STATEMENTS OF OPERATIONS
                                     (Unaudited)
                        (In thousands, except per share data)


                                               Three Months Ended             Six Months Ended
                                             ----------------------        ----------------------
                                             June 30,       June 30,       June 30,       June 30,
                                               1998           1997           1998           1997
                                             --------       -------        --------       -------
Sales                                        $ 5,524        $ 4,753        $10,565        $ 9,357

Cost of goods sold                             3,530          2,987          6,878          5,891
                                             --------       -------        -------        -------
   Gross margin                                1,994          1,766          3,687          3,466

Operating expenses                             2,087          2,099          4,137          4,119
                                             --------       -------        -------        -------
   Loss from operations                          (93)          (333)          (450)          (653)

Interest expense                                 262            193            517            359
                                             --------       -------        -------        -------
   Net loss                                  $  (355)       $  (526)       $  (967)       $(1,012)
                                             --------       -------        -------        -------
                                             --------       -------        -------        -------
Basic and diluted net loss per share         $   (.08)      $  (.11)       $  (.20)       $  (.21)
                                             --------       -------        -------        -------
                                             --------       -------        -------        -------
Weighted average common shares outstanding      4,724         4,724          4,724          4,724
                                             --------       -------        -------        -------
                                             --------       -------        -------        -------



              See accompanying notes to unaudited financial statements.

                                 ODD'S-N-END'S, INC.
                               STATEMENTS OF CASH FLOWS
                                     (Unaudited)
                                    (In thousands)

                                                            Six Months Ended
                                                        ----------------------
                                                        June 30,       June 30,
                                                          1998           1997
                                                        -------        -------
Cash flows from operating activities:
  Net loss                                              $  (967)       $(1,012)
  Adjustments to reconcile net loss to
     net cash used by operating activities:
    Depreciation and amortization                           133            133
    Changes in operating assets and liabilities:
     Inventories                                           (893)           167
     Other current assets                                   (49)           (21)
     Accounts payable                                        47           (114)
     Accrued expenses                                        50           (170)
                                                        -------        -------
    Net cash used for operating activities               (1,679)        (1,017)
                                                        -------        -------

Cash flows from investing activities:
  Acquisition of property and equipment                     (15)           (12)
                                                        -------        -------
  Net cash used for investing activities                    (15)           (12)
                                                        -------        -------

Cash flows from financing activities:
  Proceeds from demand note payable, net                  2,029          2,770
  Repayment of long-term debt                                 -         (1,663)
                                                        -------        -------
    Net cash provided by financing activities             2,029          1,107
                                                        -------        -------

Increase in cash                                            335             78

Cash - beginning of period                                    -            144
                                                        -------        -------

Cash - end of period                                    $   335        $   222
                                                        -------        -------
                                                        -------        -------



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

     The financial statements presented herein as of June 30, 1998 and for the six months then ended reflect, in the opinion of management, all adjustments necessary, consisting of normal recurring items, for a fair presentation of financial position and the results of operations for the periods presented. The results of operations for any interim period are not necessarily indicative of results for the full year.

NOTE 2. - RELATED PARTY TRANSACTIONS

     During the six months ended June 30, 1998 and 1997, the Company purchased merchandise of $6,894 and $6,236, respectively, from Universal International, Inc. (AUniversal@) pursuant to a supply agreement between the parties. Universal owns 40.5% of the outstanding common stock of the Company.
 The supply agreement allows for, among other things, Universal to achieve a gross profit margin of approximately 15.25% on the merchandise sold to the Company.

     The Company has a discretionary revolving note agreement with Universal which provides for borrowings at prime plus 2.5%. Outstanding borrowings under this agreement were $10,693 at June 30, 1998 and $8,664 at December 31, 1997. Borrowings are collateralized by a second security interest in substantially all assets of the Company. Total interest charged by Universal pursuant to the note agreement was $517 and $359 during the six months ended June 30, 1998 and 1997, respectively.

NOTE 3. - SUBSEQUENT EVENT

     During July 1998, the Company issued an additional 1,500 shares of common stock to Universal through the conversion of $450 of its revolving note payable to Universal. This transaction increased Universal's ownership interest in the Company from 40.5% to 54.8%.

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

     In February 1998, 994 Only Stores, which currently owns 48% of Universal's outstanding common stock, made an offer to purchase all issued and to-be-issued shares of the Company's common stock for approximately $830,000. This transaction is contingent upon the approval of the stockholders and other customary closing conditions and should not be relied upon as a source of funding for future cash flow requirements.

     During July 1998, the Company issued an additional 1.5 million shares of common stock to Universal through the conversion of $450,000 of its revolving note payable to Universal. This transaction increased Universal's ownership interest in the Company from 40.5% to 54.8%.

FORWARD LOOKING INFORMATION

     Information contained in this Form 10-Q includes "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, which can be identified by the use of forward-looking terminology such as "may", "will", "expect", "plan", "anticipate", "estimate", or "continue" or the negative thereof or other variations thereon or comparable terminology. There are certain important factors that could cause results to differ materially from those anticipated by some of these forward-looking statements. Investors are cautioned that all forward-looking statements involve risks and uncertainty. The factors, among others, that could cause actual results to differ materially include: the ability of the Company to obtain adequate sources of funding, the Company's ability to execute its business plan, competitive pressures on sales and pricing, increases in other costs which cannot be recovered through improved pricing of merchandise, and the adverse effect of weather conditions on retail sales.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
           RESULTS OF OPERATIONS  (Continued)


RESULTS OF OPERATIONS

     The following table sets forth, for the periods indicated, certain items from the Company's operating statement data expressed as a percentage of sales.

                                       Three Months Ended   Six Months Ended
                                            June 30,            June 30,
                                       ------------------   ----------------
                                        1998      1997      1998       1997
                                        -----     -----     -----      -----
Sales. . . . . . . . . . . . . . . .    100.0%    100.0%    100.0%     100.0%
Cost of goods sold . . . . . . . . .     63.9      62.8      65.1       63.0
                                        -----     -----     -----      -----
   Gross margin. . . . . . . . . . .     36.1      37.2      34.9       37.0
Operating expenses . . . . . . . . .     37.8      44.2      39.2       44.0
                                        -----     -----     -----      -----
Loss from operations . . . . . . . .     (1.7)     (7.0)     (4.3)      (7.0)
Interest expense . . . . . . . . . .      4.7       4.1       4.9        3.8
                                        -----     -----     -----      -----
Net loss . . . . . . . . . . . . . .     (6.4%)   (11.1%)    (9.2%)    (10.8%)
                                        -----     -----     -----      -----
                                        -----     -----     -----      -----

     Sales for the three and six months ended June 30, 1998 increased by $771,000 or 16.2% and $1,208,000 or 12.9%, respectively, from the same periods in the prior year. The increase is primarily due to improved merchandise mix and increased inventory levels.

     Gross margin, as a percent of sales, decreased to 36.1% for the second quarter and 34.9% for the six months ended June 30, 1998, compared to 37.2% and 37.0% from the corresponding periods of 1997. This change was primarily due to an increase in the sale of lower margin consumable merchandise.

     Operating expenses for the three and six months ended June 30, 1998 remained relatively constant with the amounts from the same periods of 1997. Operating expenses, as a percent of sales, decreased to 37.8% and 39.2% for the three and six months ended June 30, 1998, compared to 44.2% and 44.0% for the same periods of the prior year. The decrease in operating expenses as a percent of sales was primarily due to implementation of cost reduction programs and also due to increased sales, since many of the Company's operating expenses are fixed.

     Interest expense increased to $262,000 in the second quarter and $517,000 for the six months ended June 30, 1998. This increase reflects the increase in borrowings from Universal to fund the Company's continuing operating losses.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)


LIQUIDITY AND CAPITAL RESOURCES

     The Company has a demand discretionary revolving credit facility with Universal which provides for borrowings with interest at prime plus 2.5% (11% at June 30, 1998 and at December 31, 1997). Borrowings are collateralized by substantially all assets of the Company. Outstanding borrowings under this agreement were $10,693,000 at June 30, 1998 and $8,664,000 at December 31, 1997.

     The Company used $1,679,000 for operating activities during the six months ended June 30, 1998, primarily as a result of a $967,000 net loss and a $893,000 increase in inventories. The use of cash for operating activities was funded by a $2.0 million increase in the demand note payable to Universal.

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

     In February 1998, 994 Only Stores, which currently owns 48% of Universal's outstanding common stock, made an offer to purchase all issued and to-be-issued shares of the Company's common stock not owned by Universal for approximately $830,000. This transaction is contingent upon the approval of the stockholders and other customary closing conditions and should not be relied upon as a source of funding for future cash flow requirements.

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

               None.

Item 5.   OTHER INFORMATION

               None.

Item 6.   EXHIBITS AND REPORTS ON FORM 8-K

               Exhibit 10.14.3 Agreement with Universal International Regarding Conversion of Note.

                               AUTHORIZED SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.


Dated: August 13, 1998
                                            ODD'S-N-END'S, INC.


                                            By: /s/
                                                ------------------------------
                                                 Dennis A. Hill
                                                 Chief Financial Officer
                                                 (principal financial officer)